Form 10-Q
period 2001-09-30
GREYHOUND FUNDING LLC
filed 2001-11-19
CIK 1117392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                         REGISTRATION FILE NO. 333-40708

                                  ------------


                              GREYHOUND FUNDING LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                   DELAWARE                            51-0391968
          (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
              OF INCORPORATION OR                 IDENTIFICATION NUMBER)
                ORGANIZATION)

          307 INTERNATIONAL CIRCLE
             HUNT VALLEY, MARYLAND                        21030
        (ADDRESS OF PRINCIPAL EXECUTIVE                (ZIP CODE)
                 OFFICE)


                                 (410) 771-1900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X ]

                              GREYHOUND FUNDING LLC

                                      INDEX

                                                                                                        PAGE
                                                                                                        -----

PART I        Financial Information

Item 1.       Financial Statements

              Statements of Income for the three
              and nine months ended September 30, 2001 and 2000                                           2

              Balance Sheets as of September 30, 2001 and
              December 31, 2000                                                                           3

              Statements of Cash Flows for the nine months
              ended September 30, 2001 and 2000                                                           4

              Notes to Financial Statements                                                               5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results                     7
              Of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risks                                11

PART II       Other Information

Item 2.       Use of  Proceeds

Item 6.       Exhibits and Reports on Form 8-K                                                           12

              Signatures                                                                                 14


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GREYHOUND FUNDING LLC
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                 -----------------------    -----------------------
                                                                     2001         2000         2001         2000
                                                                 ----------   ----------    ---------   -----------
INCOME:
   Income from investment in related party
       special unit of beneficial interest in leases             $   51,788   $   63,989     $175,055    $  182,539

EXPENSES:
   Interest expense                                                  26,534       45,160      100,717       126,846
   Servicing fees to related party                                    2,038        1,597        5,704         4,968
                                                                 ----------   ----------    ---------   -----------
   Total expenses                                                    28,572       46,757      106,421       131,814
                                                                 ----------   ----------    ---------   -----------

OPERATING INCOME                                                     23,216       17,232       68,634        50,725

Other income                                                          1,926        2,914        5,534         8,029
                                                                 ----------   ----------    ---------   -----------

INCOME BEFORE INCOME TAXES                                           25,142       20,146       74,168        58,754

Income tax provision                                                    392          901        1,863         1,476
                                                                 ----------   ----------    ---------   -----------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                 24,750       19,245       72,305        57,278

Cumulative effect of accounting change,
   net of tax                                                             -            -        7,660             -
                                                                 ----------   ----------    ---------   -----------

NET INCOME                                                       $   24,750   $   19,245    $  64,645   $    57,278
                                                                 ==========   ==========    =========   ===========


                       See Notes to Financial Statements.

                              GREYHOUND FUNDING LLC
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2001               2000
                                                                                  -----------------  ----------------
ASSETS:
   Cash and cash equivalents                                                      $         144,000  $         87,607
   Restricted cash                                                                           61,994            62,002
   Other assets                                                                               7,138             6,979
   Interest rate cap                                                                          3,405            10,016
   Special unit of beneficial interest in fleet receivables - related party                  80,000            80,000
   Special unit of beneficial interest in leases - related party                          3,269,426         3,270,601
                                                                                  -----------------  ----------------

TOTAL ASSETS                                                                      $       3,565,963  $      3,517,205
                                                                                   ================   ===============

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
   Accrued interest                                                               $           7,167  $         14,136
   Income taxes payable                                                                       2,160               536
   Deferred income taxes                                                                      5,082             5,159
   Medium-term notes                                                                        830,486         1,000,000
   Variable funding notes                                                                 1,749,521         1,624,521
                                                                                  -----------------  ----------------

TOTAL LIABILITIES                                                                         2,594,416         2,644,352
                                                                                  -----------------  ----------------

MEMBERS' EQUITY:
   Preferred membership interest                                                            262,451           262,451
   Common membership interests, no par value                                                571,816           527,487
   Retained earnings                                                                        137,280            82,915
                                                                                  -----------------  ----------------
TOTAL MEMBERS' EQUITY                                                                       971,547           872,853
                                                                                  -----------------  ----------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                             $       3,565,963  $      3,517,205
                                                                                  =================  =================



                       See Notes to Financial Statements.

                              GREYHOUND FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     2001              2000
                                                                               -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $      64,645    $      57,278
Adjustments to reconcile net income to net cash provided by operating activities:
   Cumulative effect of accounting change                                               7,737                -
   Amortization                                                                           628            1,171
   Deferred income taxes                                                                  (77)              91
   Loss on interest related derivative                                                    741                -
Net changes in other assets and liabilities:
     Accrued interest                                                                  (6,969)           1,001
     Income taxes payable                                                               1,624              (33)
     Restricted cash                                                                        8              166
                                                                                -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              68,337           59,674
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Special unit of beneficial interest in leases                                           1,175         (162,599)
                                                                                -------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     1,175         (162,599)
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred financing fees                                                       (787)          (1,718)
Purchase of interest rate cap                                                          (1,867)          (4,460)
Capital contribution from (distributions to) common member                             44,329          (65,542)
Preferred membership interest dividends paid                                          (10,280)         (13,720)
Proceeds from issuance of variable funding notes                                      125,000          143,834
Principal payments of medium-term notes                                              (169,514)               -
                                                                                --------------   -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   (13,119)          58,394
                                                                                --------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   56,393          (44,531)
                                                                                -------------    --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         87,607           93,531
                                                                                -------------    -------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     144,000    $      49,000
                                                                                =============    =============

INTEREST AND PREFERRED MEMBERSHIP INTEREST DIVIDENDS PAID                       $     117,965    $     139,565
                                                                                =============    =============

INCOME TAXES PAID                                                               $         692    $       1,417
                                                                                =============    =============


                       See Notes to Financial Statements.

                              GREYHOUND FUNDING LLC
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     Greyhound Funding LLC ("Greyhound" or "the Company") is a special purpose limited liability company, which was organized on June 24, 1999 under the laws of the State of Delaware. The sole common member of Greyhound is Raven Funding LLC ("Raven"), which is also a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services LLC ("PHH" or "Vehicle Management Services"), a limited liability company and at the time a wholly owned subsidiary of Avis Group Holdings, Inc. ("Avis").

     On March 1, 2001, Avis was acquired by PHH Corporation. As a result of purchase reorganization, PHH is now a wholly-owned subsidiary of PHH Corporation, which is a wholly owned subsidiary of Cendant Corporation ("Cendant"). All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. No significant adjustments were made by the Company.

     Greyhound was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring a special unit of beneficial interest in certain leases (the "Lease SUBI"), and acquiring a portion of a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") owned by D.L. Peterson Trust ("DLPT"). The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT. DLPT is a statutory business trust established by PHH in order to administer the titling of the vehicles in connection with the financing and transfer of vehicles subject to leases. Greyhound owns a certificate representing the Lease SUBI (the "Lease SUBI Certificate") and a certificate representing an interest in the Fleet Receivable SUBI in an amount up to $80 million (the "Fleet Receivable SUBI Certificate"). PHH acts as servicer of the assets held by DLPT, including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, PHH will maintain all property and equipment and employees required to perform the servicing activities. The Fleet Receivable SUBI and the Lease SUBI were issued by DLPT to Raven, which were then contributed to Greyhound by Raven.

     In management's opinion, the accompanying unaudited Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Financial Statements should be read in conjunction with the Company's Form S-1 that includes Financial Statements for the year ended December 31, 2000.

     CHANGES IN ACCOUNTING POLICIES

     On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Balance Sheet at January 1, 2001. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $7.7 million in the Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated in fair value type hedges prior to adopting SFAS No. 133, to derivatives not designated as hedges and to certain embedded derivatives.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary,

     Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less costs to dispose. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company will adopt this standard on January 1, 2002.

2.   EQUITY CONTRIBUTIONS AND SUBI SETTLEMENTS

     As the Company acquires interests in vehicles and leases allocated to the Lease SUBI from Raven throughout each month, the Company computes the amount by which the fair market value of the interests acquired (equal to Raven's adjusted basis) exceeds the cash consideration paid for such interests. Such excess amounts are considered capital contributions. Upon monthly settlement, or upon other dates as may be determined by the Company from time to time, collections on leases, vehicles and receivables in excess of amounts applied to pay servicing fees, expenses, debt service, preferred equity distributions and other obligations of the Company are distributed to Raven. Under Delaware law and the limited liability company agreement of the Company, such amounts are considered equity transactions and are recorded as such in the accompanying financial statements

3.   DEBT

     During the nine months ended September 30, 2001, the Company issued $125 million of variable funding notes. This issuance occurred in the normal course of business primarily to fund the acquisition of newly acquired vehicles. Additionally, under the terms of the 1999-2 medium-term notes, the class A-1 notes began amortizing in March 2001, which resulted in principal repayments of approximately $169 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN.

     We are a limited purpose entity formed in June 1999. Our activities are limited to acquiring and holding an investment in the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles owned by D. L. Peterson Trust) and a portion of the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet service receivables owned by D. L. Peterson Trust), issuing indebtedness and preferred membership interests to finance such investment and engaging in other activities that are related or incidental to the foregoing and necessary, convenient or advisable to accomplish the foregoing. We do not conduct operating activities.

     Income from investment in related party special unit of beneficial interest in leases for the three months and nine months ended September 30, 2001 decreased by $12.2 and $7.5 million respectively. Such decrease is a result of declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for the three and nine months ended September 30, 2001 also decreased by $18.6 and $26.1 million respectively, as a result of decreases in commercial paper rates and LIBOR. Operating income for the three months and nine months ended September 30, 2001 increased by $5.98 and $17.9 million, respectively, from the comparable periods in 2000, primarily as a result of the fact that the floating rate indices on which Lease SUBI lease billings are based did not decrease as much during 2001 as did the commercial paper rates and LIBOR rate at which our floating rate debt expense accrues.

     The principal source of our revenue is payments received on the Lease SUBI held by us. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management billing experience, in each case for leases and fleet management receivables that are of the same type as those allocated to the Lease SUBI and the Fleet Receivable SUBI

     The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for the years ended December 31, 1996 through December 31, 2000 and the nine months ended September 30, 2000 and September 30, 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

                             DELINQUENCY EXPERIENCE


                                             NINE MONTHS
                                        --------------------
                                         ENDED SEPTEMBER 30,               CALENDAR YEAR ENDED DECEMBER 31,
                                        --------------------   -------------------------------------------------------------
                                           2001      2000        2000           1999        1998        1997          1996
                                        ---------   --------   ---------     ---------   ----------   ---------    ---------
Percentage of Billings
Delinquent(1)(2):
30-59 Days.............................     1.03%    3.21%       1.43%          1.43%        2.27%       1.78%       2.07%
60 Days or More........................     2.96%    1.94%       3.48%          2.37%        2.76%       2.98%       2.44%

Total 30 or More Days Delinquent.......     3.99%    5.15%       4.91%          3.80%        5.03%       4.76%       4.51%

---------
(1) The period of delinquency is based on the number of days payments are contractually past due.
(2) An average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and all fleet management receivables which were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and all fleet management receivables which were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

      Total delinquencies for the period ended September 30, 2001 remained below 5% of total billings. For the same period ended September 30, 2000, total delinquencies were 5.15% as a result of the aging of billings for a client that filed for bankruptcy in August 2000. Two additional bankruptcies in the last quarter of 2000 contributed to the increase of delinquencies of 60 Days or More for the nine months ended September 30, 2001 as compared with the same period ended September 30, 2000. Management of Vehicle Management Services is currently aware of no other factors which would negatively impact delinquencies for 2001.

      The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for the calendar years ended December 31, 1997, 1998, 1999, and 2000 and the nine months ended September 30, 2000 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

                          LOSS AND RECOVERY EXPERIENCE


                                       NINE MONTHS
                                  ---------------------
                                    ENDED SEPTEMBER 30,        CALENDAR YEAR ENDED DECEMBER 31,
                                  ----------------------  ----------------------------------------------
                                      2001      2000        2000         1999        1998        1997
                                  ----------  ----------  ----------  ----------  ----------   ---------
                                                (dollars in thousands)
--------------------------------------------------------------------------------------------------------
Ending Dollar Amount of
Leases(1).......................  $3,271,980  $3,094,478  $3,273,260  $2,946,761  $2,846,065  $2,858,590
Total Billings for Period.......   1,787,491   1,551,659   2,102,210   1,954,603   2,040,893   1,924,948

Gross Losses(2).................       1,826         386         437       1,399       1,495         704
Recoveries......................         (19)       (235)       (239)       (251)        (40)       (188)
                                  ----------  ----------  ----------  ----------  ----------   ---------
Net Losses......................  $    1,807  $      151  $      198  $    1,148  $    1,455   $     516
                                  ==========  ==========  ==========  ==========  ==========   =========
Net Losses as Percentage of
   Ending Dollar Amount of
   Leases.......................        0.06%       0.00%       0.01%       0.04%       0.05%       0.02%
Net Losses as Percentage of
   Total  Billings for Period(3)        0.10%       0.01%       0.01%       0.06%       0.07%       0.03%

---------
(1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)  Gross Losses includes losses on fleet management receivables.


     Net losses as a percentage of ending dollar amount of leases increased to 0.06% from 0.00% for the period ended September 30, 2001 as compared to the same period ended September 30, 2000. Net losses as a percentage of total billings increased to 0.10% for the period ended September 30, 2001 from 0.01% for the period ended September 30, 2000. These increases are the result of a customer bankruptcy that occurred in the last quarter of 2000 and resulted in a full liquidation that was then written off in third quarter of 2001

     The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for the years ended December 31, 1996 through December 31, 2000 and the nine months ended September 30, 2000 and September 30, 2001. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.


                         RESIDUAL VALUE LOSS EXPERIENCE


                                             NINE MONTHS
                                        --------------------
                                         ENDED SEPTEMBER 30,               CALENDAR YEAR ENDED DECEMBER 31,
                                        --------------------   -------------------------------------------------------------
                                           2001      2000        2000           1999        1998        1997          1996
                                        ---------   --------   ---------     ---------   ----------   ---------    ---------
Total Number of Closed-End
  Leases Scheduled to Terminate..          5,416        3,832        4,420        3,295         3,655        3,520      2,942
Number of Returned Vehicles........        4,356        3,679        4,350        3,657         3,966        4,048      3,483
Full Termination Ratio (1).........        80.43%       96.01%       98.42%      110.99%       108.51%      115.00%    118.39%
Total Gain/(Loss) on Returned
Vehicles (2).......................  $(5,255,811) $(3,934,834) $(4,723,717) $(2,469,898)    $(553,112)  $3,029,468 $4,143,758
Average Gain/(Loss) Per Returned
Vehicle............................  $    (1,207) $   $(1,070) $    (1,086) $      (675)    $    (139)  $      748 $    1,190
Gain/(Loss) as a Percentage of
  Stated Residual Values of
  Returned Vehicles (3)..........         (11.93%)     (10.00%)     (10.22%)      (6.72%)       (1.64%)       8.82%      6.24%

---------
(1) The ratio of the number of returned vehicles sold during the period to the number of vehicles scheduled, on their date of origination, to terminate during the period, expressed as a percentage.
(2) Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles.
(3) The ratio of total gains/losses on returned vehicles during the period to the stated residual values of those vehicles, expressed as a percentage.


      Total residual value losses increased to $5.3 million for the period ended September 30, 2001 from $3.9 million for the nine months ended September 30, 2000. Both the total vehicles returned for sale and the average loss per vehicle returned and sold increased. The increase in residual value losses in 2000 and year to date in 2001 has had no impact on our ability to service our debt. Management believes that its more conservative approach to setting residual values initiated in the beginning of 2000 should result in lower residual value losses as the related vehicles come off lease in future years.

      The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during the calendar years ended December 31, 1997, 1998, 1999, and 2000 and the nine months ended September 30, 2000 and September 30, 2001.


            CONVERSIONS OF FLOATING RATE LEASES TO FIXED RATE LEASES


                                            NINE MONTHS
                                   -------------------------
                                      ENDED SEPTEMBER 30,           CALENDAR YEAR ENDED DECEMBER 31,
                                   -------------------------   -----------------------------------------------
                                      2001      2000            2000          1999         1998        1997
                                   ---------   -------------   ----------  ----------   ----------   ---------
                                                (dollars in thousands)

 Dollar Amount of Conversions                 $
   for Period(1)..............     $  31,187         --     $    21,313  $    28,850  $   100,173  $   11,675
 Ending Dollar Amount of
   Leases(1)..................    $3,271,980  $3,094,478    $ 3,273,260  $ 2,946,761  $ 2,846,065  $ 2,858,590
 Conversions as a Percentage
   of Ending Dollar Amount of
   Leases.....................          0.95%       0.00%          0.65%        0.98%        3.52%        0.41%

---------
(1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.



      Total conversions of floating rate leases to fixed rate leases were approximately $31.2 million during the nine months ended September 30, 2001 compared with $0 million in the period ended September 30, 2000. Vehicle Management Services has experienced some increase in interest in conversions over the last several months as interest rates have continued to declined. Management does not anticipate that conversions of floating rate leases to a fixed rate during 2001 will exceed historical levels for a comparative period of declining interest rates as in 1998.

      The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for the years ended December 31, 1997, 1998, 1999, and 2000 and the nine months ended September 30, 2000 and 2001. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

                 FLEET MANAGEMENT RECEIVABLE BILLING EXPERIENCE


                                                           NINE MONTHS
                                                      ----------------------
                                                       ENDED SEPTEMBER 30,                  YEAR ENDED DECEMBER 31,
                                                      ----------------------     --------------------------------------------------
                                                         2001        2000         2000            1999         1998           1997
                                                      ----------  ----------     ---------      ----------    ---------    ---------
                                                                                   (DOLLARS IN THOUSANDS)
Aggregate Billings.................................    $ 789,926  $ 597,332       $819,474       $724,412     $822,757     $747,923
Average Monthly Billings...........................       87,770    66,370          68,290         60,368       68,563       62,327
Maximum Monthly Billings...........................      118,358    73,967          77,612         68,753       79,346       70,441
Minimum Monthly Billings...........................       63,268    58,052          58,052         51,277       60,182       58,003


      Aggregate fleet management receivable billings increased to approximately $790 million during the nine months ended September 30, 2001 compared to approximately $597 million during the nine months ended September 30, 2000. Increased billing of vehicles purchased directly for customers and utilization of fee-based services were the primary factors in this increase.

                CHARACTERISTICS OF LEASES ALLOCATED TO LEASE SUBI

      The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of September 20, 2001. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $101,250,097 as of that date, because they are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.


                              COMPOSITION OF LEASES

Aggregate Unit Balance of Leases....................................................            $3,078,179,285.14
Number of Leases....................................................................                      209,275
Average Unit Balance................................................................                   $14,708.78
Range of Unit Balances..............................................................         $0.01 to $637,342.60
Aggregate Unit Balance of Open-End Leases...........................................            $2,945,980,181.68
Aggregate Unit Balance of Floating Rate Leases......................................            $2,307,821,904.24
Aggregate Lease Balance of CP Rate Index Floating Rate Leases.......................            $2,282,412,533.14
Weighted Average Spread Over CP Rate................................................                       0.351%
Range of Spreads Over CP Rate.......................................................               0.00% to 2.50%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than
     CP Rate........................................................................               $25,409,371.10
Aggregate Unit Balance of Fixed Rate Leases.........................................              $770,357,380.90
Weighted Average Fixed Rate.........................................................                       6.886%
Range of Fixed Rates................................................................           0.000% to 24.1444%
Weighted Average Original Lease Term................................................                  61.9 months
Range of Original Lease Terms.......................................................              6 to 120 months
Weighted Average Remaining Term.....................................................                 43.31 months
Range of Remaining Terms............................................................              0 to 118 months
Aggregate Unit Balance of Closed-End Leases.........................................              $132,199,103.46
Average Unit Balance of Closed-End Leases...........................................                   $14,520.99
Range of Unit Balances of Closed-End Leases.........................................         $0.10 to $175,091.27
Average Stated Residual Value of Leased Vehicles....................................                    $9,318.30


     As of September 20, 2001, the aggregate Lease Balances of the leases allocated to the Lease SUBI with the lessee having the largest aggregate Lease Balances was $106,125,374, the aggregate Lease Balances of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate Lease Balances was $409,228,706 and the aggregate Lease Balances of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate Lease Balances was $688,281,665.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less costs to dispose. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We will adopt this standard on January 1, 2002.

     FORWARD-LOOKING STATEMENTS

     Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements.

     Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

     o changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;
     o   the effects of changes in interest rates;
     o and changes in laws and regulations, including changes in accounting standards.

     Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

     You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We assess our market risk based on changes in the interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2001 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 2.  USE OF PROCEEDS

     Greyhound Funding LLC (the "Company") filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") for the registration of $750,000,000 of debt securities, consisting of $425,000,000 of its Series 2001-Floating Rate Callable Asset Backed Notes, Class A-1 and $325,000,000 of its Series 2001-1 Floating Rate Callable Asset Backed Notes, Class A-2 (collectively, the "Notes"). The Registration Statement was assigned Commission File No. 333-40708 and was declared effective on October 5, 2001.

     The offering of the Notes (the "Offering") commenced on October 12, 2001 and was concluded on October 25, 2001 with the sale of all $750,000,000 of the Notes covered by the Registration Statement. The aggregate offering price of the Class A-1 Notes was $425,000,000 and the aggregate offering price of the Class A-2 Notes was $325,000,000. The managing underwriters of the Offering were J.P. Morgan Securities Inc. and First Union Securities, Inc.

     Since October 5, 2001, the expenses incurred for the Company's account in connection with the issuance and distribution of the Notes are as follows:
     (i) underwriters' commissions - $2,787,500, (ii) expenses paid to underwriters (estimated) - $195,000, (iii) other expenses (estimated)- $2,885,108 and (iv) total expenses (estimated) - $5,867,608. None of such amounts were paid to directors, officers or general partners of the Company, or to their associates, or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

     The net Offering proceeds to the Company after deducting underwriters' commissions described in the preceding paragraph was $744,132,392. Of such net Offering proceeds, $727,228,892 was used to repay a portion of the Company's Series 1999-3 Notes and $16,903,500 was used to make an initial deposit to the reserve account for the Notes. None of such payments were made to persons that are directors, officers, or general partners of the Company, or their associates, or persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                    DESCRIPTION

3.1 Certificate of Formation of Greyhound Funding LLC (Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 as filed on June 30,
     2000).

3.2 Amended and Restated Limited Liability Company Agreement of Greyhound Funding LLC dated October 28, 1999 (Incorporated by reference to Exhibit
     3.2 of the Company's Form S-1 as filed on June 30, 2000).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Greyhound Funding LLC

                                             BY: /S/ JOSEPH W WEIKEL
                                             Joseph W. Weikel
                                             Manager


                                             BY: /S/ NEIL J CASHEN
                                             --------------------------
                                             Neil J. Cashen
                                             Principal Accounting Officer

Date: November 19, 2001



                                     *******