Form 10-K405
period 2001-12-31
GREYHOUND FUNDING LLC
filed 2002-03-29
CIK 1117392

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


                                    Form 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-40708

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

                                  ------------
        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                              GREYHOUND FUNDING LLC

                                      INDEX

                                                                            PAGE
                                                                            ----


PART I

Item 1.     Business                                                         2

Item 2.     Properties                                                       3

Item 3.     Legal Proceedings                                                3

Item 4.     Submission of Matters to a Vote of Security Holders              3

PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Security Holder Matters                                          3

Item 6.     Selected Financial Data                                          5

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

Item 7a.    Quantitative and Qualitative Disclosure about Market Risk       12

Item 8.     Financial Statements and Supplementary Data                     13

Item 9.     Changes and Disagreements with Accountants on Accounting and
            Financial Disclosures                                           13

PART III

Item 10.    Directors and Executive Officers of the Registrant              13

Item 11.    Executive Compensation                                          14

Item 12.    Security Ownership of Certain Beneficial Owners and Management  14

Item 13.    Certain Relationships and Related Transactions                  14

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                        15

                              GREYHOUND FUNDING LLC

                                     PART I

ITEM 1.  BUSINESS

     We are a special purpose limited liability company organized on June 24, 1999 under the laws of the State of Delaware. Our sole common member is Raven Funding LLC ("Raven"), which is also a special purpose limited liability company established under the laws of the State of Delaware, a direct wholly-owned subsidiary of PHH Vehicle Management Services LLC ("Vehicle Management Services" or "VMS"). The sole member of Raven is Vehicle Management Services, a limited liability company and an indirect wholly-owned subsidiary of Cendant Corporation ("Cendant"). Vehicle Management Services provides vehicle leasing and fee-based fleet management services, including fuel and maintenance cards and accident management services, to companies and government agencies throughout the United States.

     On March 1, 2001, Avis Group Holdings, Inc. was acquired by PHH Corporation and Vehicle Management Services became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant. All assets and liabilities were recorded by us at fair value as of March 1, 2001. No significant adjustments were made by the Company.

     We were established to finance the leases and related vehicles owned by D.L. Peterson Trust ("DLPT"), a statutory business trust established by Vehicle Management Services in connection with the operation of its vehicle leasing and fleet management business in order to avoid the administrative difficulty and expense associated with retitling vehicles in order to permit the financing or transfer of vehicles subject to leases. We own a special unit of beneficial interest in the leases and vehicles owned from time to time by DLPT (the "Lease SUBI") and a portion of a special unit of beneficial interest in a pool of receivables generated by Vehicle Management Services in its fleet management business (the "Fleet Receivables SUBI" and, together with the Lease SUBI, the "SUBIs"). We finance our investment in the Lease SUBI and the Fleet Receivables SUBI (and the leases, vehicles and receivables allocated from time to time thereto) by issuing (i) multiple series of notes (the "Notes") under an Indenture dated as of June 30, 1999 (the "Indenture") between us and JP Morgan Chase Bank (the "Trustee") and (ii) multiple series of preferred membership interests. We have pledged substantially all of our assets to the Trustee to secure the Notes. We do not engage in any activities other than our investment in the SUBIs, the issuance of the Notes and preferred membership interests to finance such investment and activities that are related or incidental to such investment and the financing thereof.

     At December 31, 2001, the principal balance of the leases and vehicles allocated to the Lease SUBI was $3.4 billion and the principal balance of the fleet management receivables represented by our interest in the Fleet Receivables SUBI was $80 million. The leases and related vehicles allocated to the Lease SUBI are open-end and closed-end leases of cars, trucks and other motorized vehicles or equipment. As of December 31, 2001, approximately 97% of the leases were open-end leases and approximately 88% of the vehicles subject to the leases were cars and light-duty trucks. The lessees under the leases and the obligors under the fleet management receivables allocated to the SUBIs are primarily companies which have greater than 100 fleet vehicles under lease and/or management.

     The open-end leases allocated to the Lease SUBI are typically structured with a 12 month minimum lease term with month-to-month renewals after the end of the minimum lease term. The open-end leases typically provide for rent payments that include (i) a depreciation component, (ii) an interest or finance charge component that is generally calculated on a floating rate basis, (iii) a monthly management fee and (iv) all titling, registration and licensing costs. Vehicles are typically depreciated on a straight-line basis over 40, 45, 50 or 60 months, at the option of the lessee. If the actual value of the vehicle at the time the lease terminates or is terminated (the "residual value") is less than the original cost of the vehicle as specified in the lease, less the aggregate depreciation component payments made by the lessee, the lessee is required to make a payment equal to the amount of that shortfall. The lessee is only required to make such a payment to the extent that the residual value of the vehicle has not fallen below 16% of such original cost for the initial 24 months of the lease term and then 16% of the fair market value of the vehicle at the inception of the most recent month-to-month renewal thereafter.

     The lease agreements are "triple net" leases under which the lessees are responsible for all incidental costs, such as insurance and ongoing maintenance of the vehicles, and are obligated to pay all costs, expenses, fees, charges and taxes incurred in connection with the use, operation, titling and registration of the vehicles. The leases allocate all risk of loss or damage to the vehicles to the lessees, and provide that the lessees are obligated to indemnify DLPT and Vehicle Management Services against all claims, liabilities, costs and expenses relating to or arising out of the possession, use or operation of the vehicles by the lessees or their representatives. Upon default by the lessee under a lease, the lessor has the right to terminate the lease agreement and repossess and sell the related vehicles.

     Vehicle Management Services acts as the servicer of the DLPT leases, vehicles and receivables in which we have invested through our acquisition of the SUBIs pursuant to a servicing agreement dated as of June 30, 1999 (the "Servicing Agreement"). VMS' servicing duties include, among other things, (i) contacting potential lessees, (ii) evaluating the creditworthiness of potential lessees, (iii) negotiating lease agreements,
     (iv) collecting and posting payments on the leases, fleet management receivables and any other assets of DLPT, (v) responding to inquiries of lessees, (vi) investigating and resolving delinquencies, (vii) sending payment statements and reporting tax information to lessees, (viii) disposing of returned vehicles, (ix) paying the costs of disposition of vehicles related to charged-off leases and vehicles rejected by the lessees, (x) administering the leases, (xi) amending payment due dates and making other modifications to the leases, (xii) approving vehicle repairs and (xiii) accounting for collections. Vehicle Management Services as servicer is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI. Vehicle Management Services, as administrator, is entitled to receive a monthly fee for its services in an amount approximately equal to 0.01% per annum of our assets.

ITEM 2.  PROPERTIES

     We do not own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) COMMON EQUITY. All of our common membership interests are owned by Raven. Accordingly, there is no public trading market for such common membership interests.

     (b)  RECENT SALES OF UNREGISTERED SECURITIES.

     On June 30, 1999, we sold our Series 1999-1 Variable Funding Investor Notes (the "Series 1999-1 Notes") having a maximum invested amount of $2,535,000,000 to a multi-seller commercial paper conduit. The net proceeds of the initial issuance of the Series 1999-1 Notes were $2,457,179,584 after deduction of fees and expenses. On the same date, we sold to the same multi-seller commercial paper conduit our Series 1999-1 Senior Preferred Membership Interests (the "Series 1999-1 PMIs") having an aggregate liquidation preference of $235,960,108. The net proceeds of the Series 1999-1 PMIs were $231,960,528 after deduction of fees and expenses. The sales of the Series 1999-1 Notes and the Series 1999-1 PMIs to the multi-seller commercial paper conduit were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as transactions by an issuer not involving a public offering.

     On October 28, 1999, we sold $550,000,000 of Series 1999-2 Floating Rate Asset Backed Investor Notes, Class A-1, and $450,00,000 of Series 1999-2 Floating Rate Asset Backed Investor Notes, Class A-2 (collectively, the "Series 1999-2 Notes") to Chase Securities Inc., Lehman Brothers Inc., Bank of America Securities LLC and Bank One Capital Markets, Inc., as initial purchasers. The net proceeds of the sale of the Series 1999-2 Notes were $996,339,759 after deduction of fees and expenses. On the same date, we sold our Series 1999-2 Senior Preferred Membership Interests (the "Series 1999-2 PMIs") having an aggregate liquidation preference of $93,080,911 to a multi-seller commercial paper conduit. The net proceeds of the Series 1999-2 PMI's were $93,080,911 after deduction of fees and expenses.

     The sale of the Series 1999-2 Notes to the initial purchasers and the sale of the Series 1999-2 PMIs to the multi-seller commercial paper conduit were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as transactions by an issuer not involving a public offering.

     On October 28, 1999, we sold our Series 1999-3 Variable Funding Investor Notes (the "Series 1999-3 Notes") having a maximum invested amount of $1,750,000,000 to a group of multi-seller commercial paper conduits. The net proceeds of the initial issuance of the Series 1999-3 Notes were $1,340,159,127 after deduction of fees and expenses. On the same date, we sold our Series 1999-3 Senior Preferred Membership Interests (the "Series 1999-3 PMIs") having an aggregate liquidation preference of $162,891,593 to a subsidiary of Raven which financed its purchase of the Series 1999-3 PMIs by issuing its own asset backed notes and senior preferred membership interests to a group of multi-seller commercial paper conduits. The net proceeds of the Series 1999-3 PMIs were $162,891,593 after deduction of fees and expenses. The sale of the Series 1999-3 Notes to the group of multi-seller commercial paper conduits and the sale of the Series 1999-3 PMIs to the subsidiary of Raven were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as transactions by an issuer not involving a public offering.

     On October 25, 2001, we sold our Series 2001-1 Senior Preferred Membership Interests (the "Series 2001-1 PMIs") having an aggregate liquidation preference of $72,587,142 to a subsidiary of Raven which financed its purchase of the Series 2001-1 PMIs by issuing its own asset backed notes and senior preferred membership interests to a group of multi-seller commercial paper conduits. The net proceeds of the Series 2001-1 PMIs were $72,587,142 after deduction of fees and expenses. The sale of the Series 2001-1 PMIs to the subsidiary of Raven was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                           PERIOD FROM
                                                                          JUNE 24, 1999
                                                                           (INCEPTION)
                                                     YEAR ENDED              THROUGH
                                                    DECEMBER 31,           DECEMBER 31,
                                             ------------------------------------------
                                                2001           2000           1999
                                             -----------    -----------    -----------
                                                           (IN THOUSANDS)
Statement of Income Data:
    Income from investment in related
      party special unit of beneficial
      interest in leases                     $   214,100    $   250,956    $   106,547
    Total expenses                              (123,181)      (179,356)       (74,385)
    Other income                                   6,874         10,530          4,250
                                             -----------    -----------    -----------
    Income before income taxes                    97,793         82,130         36,412
    Income tax provision                          (2,456)        (2,063)          (763)
                                             -----------    -----------    -----------
    Income before cumulative effect of
      accounting change                           95,337         80,067         35,649
    Cumulative effect of accounting change        (7,660)            --             --
                                             -----------    -----------    -----------
    Net income                               $    87,677    $    80,067    $    35,649
                                             ===========    ===========    ===========


                                                               AS OF
                                                            DECEMBER 31,
                                             -----------------------------------------
                                                2001           2000           1999
                                             -----------    -----------    -----------
                                                           (IN THOUSANDS)
Balance Sheet Data:
    Cash and cash equivalents                $   192,544    $    87,607    $    93,531
    Restricted cash                               78,988         62,002         62,168
    Special unit of beneficial interest in
      fleet receivables - related party           80,000         80,000         80,000
    Special unit of beneficial interest in
      leases - related party                   3,413,920      3,270,601      2,926,686
    Total Assets                               3,785,153      3,517,205      3,173,151
    Medium-term notes                          1,485,448      1,000,000      1,000,000
    Variable funding notes                     1,145,717      1,624,521      1,363,187
    Total Liabilities                          2,643,279      2,644,352      2,379,307
    Members' Equity                            1,141,874        872,853        793,844
    Total Liabilities and Members' Equity      3,785,153      3,517,205      3,173,151

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN THOUSANDS.

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

     Income from investment in related party special unit of beneficial interest in leases for 2001 decreased by $36.9 million to $214.1 million from $251.0 million in 2000. Such decrease is a result of declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for 2001 decreased by $57.0 million to $115.7 million from $172.8 million in 2000, as a result of decreases in commercial paper rates and LIBOR. Operating income for 2001 increased by $19.3 million to $90.9 million from $71.6 million in 2000, primarily as a result of the fact that the rate indices on which Lease SUBI lease billings are based did not decrease as much during 2001 as did the commercial paper rates and LIBOR at which our floating rate debt expense accrues.

     The principal source of our revenue is payments received on the Lease SUBI held by us. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management billing experience, in each case for leases and fleet management receivables that are of the same type as those allocated to the Lease SUBI and the Fleet Receivable SUBI.

     In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. We do not believe the estimates and assumptions that we are required to make are particularly subjective or complex and as such we do not believe any change in these estimates or assumptions would have a material impact on our financial statements.

                             DELINQUENCY EXPERIENCE

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for 2001, 2000, 1999, 1998 and 1997. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.


                                                         DELINQUENCY EXPERIENCE
                                                        YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------
                                      2001         2000        1999         1998           1997
                                     --------   ---------   ---------    ----------      ---------
Percentage of Billings
Delinquent (1)(2):
30-59 Days                             1.30%       1.08%        1.44%         1.44%         1.19%
60 Days or More                        2.93%       1.89%        2.30%         2.96%         2.25%
                                     -------    --------    ---------    ----------      ---------
Total 30 or More Days Delinquent       4.23%       2.97%        3.74%         4.40%         3.44%
                                     =======    ========    =========    ==========      =========

-----------
(1) The period of delinquency is based on the number of days payments are contractually past due.
(2) An average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and all fleet management receivables which were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and all fleet management receivables which were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

Total delinquencies for 2001 increased to 4.23% from 2.97% in 2000, primarily as a result of the aging of billings for a client that filed for bankruptcy in August 2000. Delinquencies of 60 days or more increased to 2.93% of total billings in 2001 compared to 1.89% of total billings in 2000 for the same reason. Management of Vehicle Management Services is currently aware of no other factors which would negatively impact delinquencies for 2002.

                          LOSS AND RECOVERY EXPERIENCE

The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for 2001, 2000, 1999, 1998 and 1997. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.


                                                      LOSS AND RECOVERY EXPERIENCE
                                                        YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------
                                  2001            2000            1999           1998            1997
                             ------------     -----------     -----------    -----------     -----------
Ending dollar amount
of leases (1)                 $ 3,413,920     $ 3,270,601     $ 2,946,761    $ 2,846,065     $ 2,858,590
Total billings for
period                          2,334,778       2,102,210       1,954,603      2,040,893       1,924,948
Gross losses (2)                    1,842             437           1,399          1,495             704
Recoveries                            (21)           (239)           (251)           (40)           (188)
                             ------------     -----------     -----------    -----------      ----------
Net losses                   $      1,821     $       198     $     1,148    $     1,455      $      516
                             ============     ===========     ===========    ===========      ==========
Net losses as
percentage of
ending dollar
amount of leases                       0.05%           0.01%           0.04%          0.05%           0.02%
Net losses as
percentage of
total billings for
period                                 0.08%           0.01%           0.06%          0.07%           0.03%

----------

(1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)  Gross losses includes losses on fleet management receivables.

Net losses as a percentage of ending dollar amount of leases increased to 0.05% in 2001 from 0.01% in 2000. This increase was the result of a customer bankruptcy that occurred in the last quarter of 2000 and resulted in a full liquidation that was then written off in the third quarter of 2001. Gross losses in respect of bankrupt obligors generally are not recognized by Vehicle Management Services until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of Vehicle Management Services' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the statement of income at that time.

                         RESIDUAL VALUE LOSS EXPERIENCE

The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for 2001, 2000, 1999, 1998 and 1997. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.


                                                          RESIDUAL VALUE LOSS EXPERIENCE
                                                             YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                       2001             2000            1999            1998            1997
                                   ------------     -----------     -----------     -----------     -----------
Total number of closed-end leases
     scheduled to terminate               5,828           4,420           3,295           3,655           3,520
Number of sold vehicles                   5,000           4,350           3,657           3,966           4,048
Full termination ratio (1)                85.79%          98.42%         110.99%         108.51%         115.00%
Total gain/(loss) on sold
     vehicles (2)                   $(5,795,570)    $(4,723,717)    $(2,469,898)    $  (553,112)    $ 3,029,468
Average gain/(loss) per sold
     vehicles                       $    (1,159)    $    (1,086)    $      (675)    $      (139)    $       748
Gain/(loss) as a percentage of
     stated residual values of
     sold vehicles (3)                   (11.58%)        (10.22%)         (6.72%)         (1.64%)          8.82%

----------

(1) The ratio of the number of vehicles sold during the period to the number of vehicles scheduled, on their date of origination, to terminate during the period, expressed as a percentage.
(2) Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles. Total gain/loss does not include any effect from fair value adjustments resulting from purchasing accounting.
(3) The ratio of total gains/losses on returned vehicles during the period to the stated residual values of those vehicles, expressed as a percentage.

Total residual value losses for 2001 increased by $1.1 million to $5.8 million from $4.7 million for 2000. Both the total vehicles sold and the average loss per vehicle increased. The increase in residual value losses in 2001 is primarily due to 650 more units being sold in 2001 as compared with 2000. The rate of increase in the average loss per vehicle slowed in 2001 with the average loss per unit increasing $73 from 2000 to 2001 compared to an increase in such average loss per unit of $411 from 1999 to 2000. The increase in residual value losses in 2001 has had no impact on our ability to service our debt. Management believes that its more conservative approach to setting residual values initiated in the beginning of 2000 should result in lower residual value losses as the related vehicles come off lease in future years.

                                LEASE CONVERSIONS

The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during 2001, 2000, 1999, 1998 and 1997.


                                         CONVERSIONS OF FLOATING RATE LEASES TO FIXED RATE LEASES
                                                         YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                     2001          2000           1999         1998           1997
                                  ----------    ----------    ----------    ----------    ----------
Dollar amount of
  conversions for period (1)      $   38,027    $   21,313    $   28,850    $  100,173    $   11,675
Ending dollar amount of
     leases                        3,413,920     3,270,601     2,946,761     2,846,065     2,858,590
Conversions as a percentage
     of ending dollar amount of
     leases                             1.11%         0.65%         0.98%         3.52%         0.41%

----------
(1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Total conversions of floating rate leases to fixed rate leases were $38.0 million for 2001 compared with $21.3 million for 2000. Vehicle Management Services experienced an increase in interest in conversions over the last half of 2001 as interest rate declines slowed. Management anticipates that if interest rates begin to rise, conversions of floating rate leases to fixed rate leases could exceed historical levels, but such development would have no impact on our ability to service our debt.

                      FLEET MANAGEMENT RECEIVABLE BILLINGS

The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for 2001, 2000, 1999, 1998 and 1997. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.


                                    FLEET MANAGEMENT RECEIVABLE BILLING EXPERIENCE
                                               YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------
                              2001         2000          1999         1998          1997
                           ----------   ----------   ----------   ----------   ----------
Aggregate billings         $1,019,223   $  819,474   $  724,412   $  822,757   $  747,923

Average monthly billings       84,935       68,290       60,368       68,563       62,327

Maximum monthly billings      118,358       77,612       68,753       79,346       70,441

Minimum monthly billings       63,268       58,052       51,277       60,182       58,003

Aggregate fleet management receivable billings for 2001 increased by $199.7 million to approximately $1.0 billion for 2001 compared with $819.5 million for 2000. Increased billing of vehicles purchased directly for customers and utilization of fee-based services were the primary factors in this increase.

                CHARACTERISTICS OF LEASES ALLOCATED TO LEASE SUBI

      The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of December 20, 2001, the last Lease SUBI monthly reporting period cutoff date during the 2001 fiscal year. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $236,206,939 as of that date, because they were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.


                                                    COMPOSITION OF LEASES

     Aggregate Unit Balance of Leases                                                             $3,074,475,887.81
     Number of Leases                                                                                       210,411
     Average Unit Balance                                                                                $14,611.76
     Range of Unit Balances                                                                    $0.01 to $611,961.70
     Aggregate Unit Balance of Open-End Leases                                                    $2,955,898,113.52
     Aggregate Unit Balance of Floating Rate Leases                                               $2,296,411,878.43
     Aggregate Lease Balance of CP Rate Index Floating Rate Leases                                $2,265,348,598.93
     Weighted Average Spread Over CP Rate                                                                    0.350%
     Range of Spreads Over CP Rate                                                                   0.00% to 2.50%
     Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other
          Than CP Rate                                                                               $31,063,279.50
     Aggregate Unit Balance of Fixed Rate Leases                                                    $778,064,009.38
     Weighted Average Fixed Rate                                                                             6.496%
     Range of Fixed Rates                                                                          0.000% to 19.88%
     Weighted Average Original Lease Term                                                              62.48 months
     Range of Original Lease Terms                                                                  6 to 132 months
     Weighted Average Remaining Term                                                                   43.76 months
     Range of Remaining Terms                                                                       0 to 118 months
     Aggregate Unit Balance of Closed-End Leases                                                    $118,577,774.29
     Average Unit Balance of Closed-End Leases                                                           $13,760.91
     Range of Unit Balances of Closed-End Leases                                               $0.10 to $170,362.13
     Average Stated Residual Value of Leased Vehicles                                                     $8,992.04

     As of December 20, 2001, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $100,035,926, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $423,585,650 and the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $708,691,077.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We adopted this standard on January 1, 2002, and there was no effect on our financial statements.

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

     Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

          o changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;
          o    the effects of changes in interest rates; and
          o changes in laws and regulations, including changes in accounting standards.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used December 31, 2001 interest rates to perform this sensitivity analysis. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material to our financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We do not have directors. We are managed by our managers. Set forth below is certain information regarding our managers and executive officers:


           NAME                  AGE               OFFICE             SERVED SINCE           BUSINESS EXPERIENCE
           ----                  ---               ------             ------------           -------------------
     Kevin Burns                 32             Manager                 1999            Managing Director of Global
                                                                                        Securitization Services, a
                                                                                        manager of special purpose
                                                                                        vehicles, since 1996.
                                                                                        Previously a Vice President
                                                                                        of Lord Securities
                                                                                        Corporation.

     Joseph W. Weikel            47             Manager                 1999            Senior Vice President,
                                                                                        General Counsel of VMS since
                                                                                        2001.  Previously  General
                                                                                        Counsel for VMS.

     Tony Wong                   26             Manager                 1999            Assistant Vice President of
                                                                                        Global Securitization
                                                                                        Services, a manager of
                                                                                        special purpose vehicles,
                                                                                        since 1998.  Previously, a
                                                                                        mutual fund accountant with
                                                                                        Morgan Stanley, Dean Witter,
                                                                                        Discover & Co.

     George J. Kilroy            54             Chief Executive         2001           President, Chief Executive
                                                Officer                                Officer of VMS since 2001.
                                                                                       Previously Senior Vice President
                                                                                       for VMS.

     Neil J. Cashen              47             Chief Financial         1999           Executive Vice President,
                                                Officer                                Chief Operating Officer of VMS
                                                                                       since 2001.  Previously Senior
                                                                                       Vice President of Finance for
                                                                                       VMS.

     Mr. Burns and Mr. Wong are employees of Global Securitization Services, LLC ("Global") and are "independent" managers. Global provides certain administrative services to us pursuant to a Management Agreement dated as of June 30, 1999 (the "Management Agreement"). These services include, among others, designating persons to serve as our managers and officers. Mr. Kilroy, Mr. Cashen and Mr. Weikel are officers of Vehicle Management Services, which is the indirect owner of all of our common membership interests.

ITEM 11.  EXECUTIVE COMPENSATION

     We do not pay any compensation to our managers or officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information regarding ownership of our common and preferred membership interests as of March 15, 2002:


                                           NAME AND ADDRESS
            TITLE OF CLASS               OF BENEFICIAL OWNER                      PERCENT OF CLASS
            --------------               -------------------                      ----------------
     Common Membership Interests      Raven Funding LLC                                  100%
                                      307 International Circle
                                      Hunt Valley, Maryland 21030


     Series 1999-2 Preferred          Park Avenue Receivables Corporation                100%
     Membership Interests             114 West 47th Street - Suite1715
                                      New York, New York 10036

     Series 1999-3 Preferred          Hunt Valley LLC                                    100%
     Membership Interests             307 International Circle
                                      Hunt Valley, Maryland 21030

     Series 2001-1 Preferred          Shawan LLC                                         100%
     Membership Interests             307 International Circle
                                      Hunt Valley, Maryland 21030


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have no employees other than our managers. We have entered into an Administration Agreement with Vehicle Management Services who has agreed to perform our various administrative duties under the Indenture and related agreements pursuant to which our outstanding indebtedness has been issued, including the preparation and delivery of reports, notices, documents and other information that we are required to deliver or make available under the Indenture. In addition, Vehicle Management Services has agreed to perform other activities at our request in connection with our assets so long as those activities are reasonably within its capability. Vehicle Management Services, as administrator, has agreed to indemnify and hold us harmless for losses or damages arising from acts, omissions or alleged acts or omissions of Vehicle Management Services, as administrator, other than acts, omissions or alleged acts or omissions that constitute bad faith, negligence or willful misconduct by us. Vehicle Management Services is not permitted to resign as administrator under the Administration Agreement, and the Administration Agreement will not terminate, until the termination of the Indenture and the payment in full of all Notes. Vehicle Management Services, as administrator, is entitled to receive a monthly fee for its services in an amount approximately equal to 0.01% per annum of our assets.

     Vehicle Management Services also acts as a servicer of the leases, vehicles and fleet management receivables owned by DLPT and allocated to our SUBIs pursuant to the Servicing Agreement described in Item 1 above. Vehicle Management Services is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI.

     On October 25, 2001, we sold our Series 2001-1 PMIs having an aggregate liquidation preference of $72,587,142 to Shawan LLC, a subsidiary of Raven, which financed its purchase of the Series 2001-1 PMIs by issuing its own asset backed notes and senior preferred membership interests to a group of multi-seller commercial paper conduits.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     ITEM 14 (A) (1) FINANCIAL STATEMENTS

     See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

     ITEM 14 (A) (3) EXHIBITS

     See Exhibit Index commencing on page G-1 hereof.

     ITEM 14 (B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GREYHOUND FUNDING LLC


                                               By: /s/ Joseph W. Weikel
                                                  ----------------------------
                                               Joseph W. Weikel
                                               Manager

                                               Date: March 29, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 2002.


                SIGNATURES                                TITLE                              DATE
                ----------                                -----                              ----
/s/ George J. Kilroy                           Chief Executive Officer                   March 29, 2002
----------------------------------------
            (George J. Kilroy)

/s/ Neil J. Cashen                             Chief Financial Officer                   March 29, 2002
----------------------------------------
            (Neil J. Cashen)

/s/ Bradley J. Howatt                          Chief Accounting Officer                  March 29, 2002
----------------------------------------
           (Bradley J. Howatt)

/s/ Joseph W. Weikel                           Manager                                   March 29, 2002
----------------------------------------
           (Joseph W. Weikel)

/s/ Kevin Burns                                Manager                                   March 29, 2002
----------------------------------------
             (Kevin Burns)

/s/ Tony Wong                                  Manager                                   March 29, 2002
----------------------------------------
             (Tony Wong)

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                F-2

Statements of Income for the years ended December 31, 2001
and 2000 and for the period from June 24, 1999 (inception)
through December 31, 1999                                                   F-3

Balance Sheets as of December 31, 2001 and 2000                             F-4

Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from June 24, 1999 (inception) through
December 31, 1999                                                           F-5

Statements of Members' Equity for the years ended December 31, 2001 and 2000 and for the period from June 24, 1999 (inception) through
December 31, 1999                                                           F-6

Notes to Financial Statements                                               F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Members of Greyhound Funding LLC

We have audited the accompanying balance sheets of Greyhound Funding LLC (the "Company"), an affiliate of PHH Vehicle Management Services LLC as of December 31, 2001 and 2000, and the related statements of income, members' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period from June 24, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from June 24, 1999 (inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001.

The accompanying financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity.

/s/ Deloitte & Touche LLP
Baltimore, Maryland

January 21, 2002

                              GREYHOUND FUNDING LLC
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                                                                  PERIOD FROM
                                                                                 June 24, 1999
                                                                                  (inception)
                                                                Year Ended          through
                                                                December 31,      December 31,
                                                         ------------------------------------
                                                            2001         2000         1999
                                                         ----------   ----------   ---------
Income:

Income from investment in related party special unit of
  beneficial interest in leases                           $ 214,100    $ 250,956   $ 106,547

EXPENSES:

    Interest expense                                        115,722      172,764      71,776
    Service fees to related party                             7,459        6,592       2,609
                                                          ---------    ---------   ---------
        Total expenses                                      123,181      179,356      74,385
                                                          ---------    ---------   ---------

OPERATING INCOME                                             90,919       71,600      32,162

Interest income                                               6,874       10,530       4,250
                                                          ---------    ---------   ---------

INCOME BEFORE INCOME TAXES                                   97,793       82,130      36,412

Income tax provision                                          2,456        2,063         763
                                                          ---------    ---------   ---------

INCOME BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                       95,337       80,067      35,649
                                                          ---------    ---------   ---------

Cumulative effect of accounting change,
     net of tax                                              (7,660)          --          --
                                                          ---------    ---------   ---------

NET INCOME                                                $  87,677    $  80,067   $  35,649
                                                          =========    =========   =========



                       See Notes to Financial Statements

                              GREYHOUND FUNDING LLC
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 DECEMBER 31,
                                                                           -----------------------
                                                                              2001         2000
                                                                           ----------   ----------
Assets:

Cash and cash equivalents                                                  $  192,544   $   87,607
Restricted cash                                                                78,988       62,002
Other assets                                                                   19,701       16,995
Special unit of beneficial interest in fleet receivables - related party       80,000       80,000
Special unit of beneficial interest in leases - related party               3,413,920    3,270,601
                                                                           ----------   ----------

TOTAL ASSETS                                                               $3,785,153   $3,517,205
                                                                           ==========   ==========

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:

Accrued interest and income taxes payable                                  $    6,353   $   14,672
Deferred income taxes                                                           5,761        5,159
Medium-term notes                                                           1,485,448    1,000,000
Variable funding notes                                                      1,145,717    1,624,521
                                                                           ----------   ----------

TOTAL LIABILITES                                                            2,643,279    2,644,352
                                                                           ----------   ----------

MEMBERS' EQUITY:

Preferred membership interests                                                302,460      262,451
Common membership interests, no par value                                     685,550      527,487
Retained earnings                                                             153,864       82,915
                                                                           ----------   ----------

TOTAL MEMBERS' EQUITY                                                       1,141,874      872,853
                                                                           ----------   ----------

TOTAL LIABILITES AND MEMBERS' EQUITY                                       $3,785,153   $3,517,205
                                                                           ==========   ==========







                       See Notes to Financial Statements

                              GREYHOUND FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                           PERIOD FROM JUNE 24,
                                                                                                             1999 (INCEPTION)
                                                                                     YEAR ENDED                 THROUGH
                                                                                    DECEMBER 31,              DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                 2001           2000             1999
                                                                             -----------    -----------    --------------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income                                                                 $    87,677    $    80,067        $    35,649
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Cumulative effect of accounting change                                       7,737             --                 --
      Amortization                                                                   703          2,302                 77
      Deferred income taxes                                                          525            219                182
      Net losses on interest rate cap                                             (2,818)            --                 --
  Changes in other assets and liabilities:
    Accrued interest and income taxes payable                                     (8,319)         3,492             11,180
    Restricted cash                                                              (16,986)           166            (62,168)
                                                                             -----------    -----------        -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       68,519         86,246            (15,080)
                                                                             -----------    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITES:
  Special unit of beneficial interest in leases - related party                 (143,319)      (343,915)        (2,926,686)
  Special unit of beneficial interest in fleet receivables - related party            --             --            (80,000)
                                                                             -----------    -----------        -----------

        NET CASH USED IN INVESTING ACTIVITIES                                   (143,319)      (343,915)        (3,006,686)
                                                                             -----------    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITES:
  Payment of deferred financing fees                                              (6,461)        (4,026)            (4,478)
  Purchase of interest rate cap                                                   (1,790)        (4,505)            (6,365)
  Proceeds from issuance of preferred membership interests                        72,587             --            262,451
  Payment of preferred membership interests                                      (32,578)
  Capital contribution from common member                                        158,063         17,426            514,819
  Distributions paid                                                             (16,728)       (18,484)           (14,317)
  Proceeds from issuance of variable funding notes                               250,600        380,221          1,363,187
  Payment of variable funding notes                                             (729,404)      (118,887)
  Proceeds from issuance of medium-term notes                                    750,000
  Payment of medium-term notes                                                  (264,552)            --          1,000,000
                                                                             -----------    -----------        -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                179,737        251,745          3,115,297
                                                                             -----------    -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             104,937         (5,924)            93,531

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    87,607         93,531                 --
                                                                             -----------    -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   192,544    $    87,607        $    93,531
                                                                             ===========    ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid, net of $2,037 received under cap agreement in 2000          $   139,673    $   167,190        $    61,100
  Income tax payments                                                        $     1,539    $     2,108        $        --


                       See Notes to Financial Statements

                              GREYHOUND FUNDING LLC
                          STATEMENTS OF MEMBERS' EQUITY
                                 (IN THOUSANDS)


                                               PREFERRED          COMMON                        TOTAL
                                               MEMBERSHIP       MEMBERSHIP     RETAINED       MEMBERS'
                                                INTEREST         INTEREST      EARNINGS        EQUITY
                                               -----------     ------------  -----------    ------------
BALANCE, June 24, 1999 (inception)              $        --    $        --   $        --    $        --
  Net income                                             --             --        35,649         35,649
  Issuance of common membership interest                 --         86,500            --         86,500
  Issuance of preferred membership interest         262,451             --            --        262,451
  Capital contribution                                   --        381,532            --        381,532
  Equity contribution at SUBI settlement, net            --         42,029            --         42,029
  Preferred membership distributions                     --             --        (7,839)        (7,839)
  Common membership distributions                        --             --        (6,478)        (6,478)
                                                -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 1999                          262,451        510,061        21,332        793,844
  Net income                                             --             --        80,067         80,067
  Equity contribution at SUBI settlement, net            --         17,426            --         17,426
  Preferred membership distributions                     --             --       (18,484)       (18,484)
                                                -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2000                          262,451        527,487        82,915        872,853
  Net income                                             --             --        87,677         87,677
  Equity contribution at SUBI settlement, net            --        158,063            --        158,063
  Common membership distributions                        --             --        (2,776)        (2,776)
  Issuance of preferred membership interest          72,587             --            --         72,587
  Paydown of preferred membership interest          (32,578)            --            --        (32,578)
  Preferred membership distributions                     --             --       (13,952)       (13,952)
                                                -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2001                      $   302,460    $   685,550   $   153,864    $ 1,141,874
                                                ===========    ===========   ===========    ===========


                       See Notes to Financial Statements

                              GREYHOUND FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - Greyhound Funding LLC ("Greyhound" or "the Company"), is a special purpose limited liability company, which was organized on June 24, 1999 under the laws of the State of Delaware. The sole common member of Greyhound is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services LLC ("PHH"), a limited liability company and, from its date of organization to March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis").

     On March 1, 2001, Avis was acquired by PHH Corporation. PHH became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporaton ("Cendant"). All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. No significant adjustments were made by the Company.

     Greyhound was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring a special unit of beneficial interest in certain leases (the "Lease SUBI") and acquiring a portion of a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") owned by D.L. Peterson Trust ("DLPT"). The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT ("SUBI Assets"). DLPT is a statutory business trust established by PHH in order to administer the titling of the vehicles in connection with the financing and transfer of vehicles subject to leases. Greyhound owns a certificate representing the Lease SUBI (the "Lease SUBI Certificate") and a certificate representing an interest in the Fleet Receivable SUBI in an amount up to $80 million (the "Fleet Receivable SUBI Certificate"). PHH acts as servicer of the assets held by DLPT including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, PHH will maintain all property and equipment and employees required to perform the servicing activities. The Fleet Receivable SUBI Certificate and the Lease SUBI Certificate were issued by DLPT to Raven, and were then contributed to Greyhound by Raven.

     In presenting the financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents represent payments collected on receivables and leases that are allocated to the Fleet Receivable SUBI Certificate and the Lease SUBI Certificate, which are the collateral for the Company's asset backed financing structure (see Note 4 -
     Debt) and all investments purchased with an original maturity of three months or less.

     RESTRICTED CASH - The Company is required to set aside certain amounts of cash, which is not readily available for disbursements, by its debt agreements to provide additional credit enhancement on the Company's medium-term notes and variable funding notes (see Note 4 - Debt). The restricted cash must be maintained in either (i) a segregated trust account with an institution that is subject to supervision and examination by federal or state banking authorities under such laws to act as a trustee or in any other fiduciary capacity, has at least one billion dollars in assets under fiduciary management and has a long-term deposit rating of not less than "BBB-" by Standard & Poor's and "Baa3" by Moody's or (ii) a deposit account with a depository institution that is subject to supervision and examination by federal or state banking authorities and has a short term rating of at least P-1 from Moody's and A-1 from Standard & Poor's and a long term unsecured debt rating of not less than Aa3 by Moody's and AA- by Standard & Poor's. Amounts on deposit in the accounts may be only invested in highly rated short-term cash equivalent investments.

     REVENUE RECOGNITION - The Company recognizes income from its Lease SUBI as DLPT recognizes income on its lease portfolio and management fees billed on the lease portfolio. The majority of leases within DLPT's lease portfolio are operating leases (see Note 3 - Special Unit of Beneficial Interest in Leases - Related Party) and, therefore, Lease SUBI income represents the monthly lease payment from the lessee minus the depreciation on the related vehicle. Amounts charged to the lessees for interest are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest can also be based on a fixed rate that would remain constant for the life of the lease. The Lease SUBI requires DLPT to remit its income computed as described above to the certificate holder on a monthly basis.

     DEFERRED FINANCING FEES - Deferred financing fees, which are included as a component of other assets on the Company's Balance Sheet, are costs incurred in connection with issuing debt and are amortized over the weighted average term of the debt, which is approximately eight years.

     EQUITY CONTRIBUTIONS AND SUBI SETTLEMENTS - As the Company acquires interests in vehicles and leases allocated to the Lease SUBI from Raven throughout each month, the Company computes the amount by which the fair market value of the interests acquired (equal to Raven's adjusted basis) exceeds the cash consideration paid for such interests. Such excess amounts are considered capital contributions. Upon monthly settlement, or upon other dates as may be determined by the Company from time to time, collections on leases, vehicles and receivables in excess of amounts applied to pay servicing fees, expenses, debt service, preferred equity distributions and other obligations of the Company are distributed to Raven. Under Delaware law and the limited liability company agreement of the Company, such amounts are considered equity transactions and are recorded as such in the accompanying Statements of Members' Equity.

     DERIVATIVE FINANCIAL INSTRUMENTS- Certain of the Company's debt indentures require the Company to maintain interest rate caps to manage fluctuations in interest rates. The interest rate caps do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value in the Company's Balance Sheet, with the related change in fair value recorded currently in earnings as a component of interest expense.

     CHANGE IN ACCOUNTING POLICY - On January 1, 2001, the Company adopted the provisions of SFAS No. 133, which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Balance Sheet at January 1, 2001. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $7.7 million, ($7.6 million net of tax), in the Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to the Company's interest rate caps.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company adopted this standard on January 1, 2002, and there was no effect on the financial statements of the Company.

2.   SPECIAL UNIT OF BENEFICIAL INTEREST IN FLEET RECEIVABLES - RELATED PARTY

     The Fleet Receivable SUBI Certificate represents the beneficial interest in $80 million of PHH's fleet receivables ("Fleet Receivables") acquired by Raven and contributed to DLPT. The Fleet Receivables include payment obligations arising from fuel card programs, vehicle maintenance charges, company-owned billings (billings for vehicles that are not leased by DLPT) and accident management services. Raven owns a certificate representing any amount of Fleet Receivables over $80 million, which has not been assigned to the Company. The Company holds the Fleet Receivable SUBI Certificate to provide it with additional credit enhancement for its medium term and variable funding notes. The Fleet Receivables are not interest bearing and the Company will not recognize revenue as a result of its holding the Fleet Receivable SUBI Certificate.

     Accounts receivable in the financial statements of DLPT consisted of the following:


                                                         2001        2000
                                                         ----        ----
     Accounts receivable balance                      $ 146,584    $ 148,565
     Allowance for doubtful accounts                     (7,359)      (4,125)
                                                      ---------    ---------
                                                        139,225      144,440
     Assignments under Fleet Receivable SUBI            (80,000)     (80,000)
     Assignments under Excess Fleet Receivable SUBI     (59,225)     (64,440)
                                                      ---------    ---------
                                                      $      --    $      --
                                                      =========    =========

3.   SPECIAL UNIT OF BENEFICIAL INTEREST IN LEASES - RELATED PARTY

     The carrying amount of the Lease SUBI Certificate on the accompanying balance sheet is the same as the book value of the SUBI Assets in DLPT's balance sheet.

     The following information describes the leases maintained by DLPT, which are the underlying assets of the Lease SUBI, and summarizes the accounting policies used by DLPT, which are in accordance with accounting principles generally accepted in the United States of America. DLPT primarily leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases and open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards SFAS No. 13, "Accounting for Leases." Each lease is classified as an operating lease or direct financing lease, as appropriate.

     OPEN-END OPERATING LEASES - Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. Resale of the vehicles upon termination of the lease is for the account of the lessee except for a minimum residual value, which DLPT guarantees. DLPT guarantees 16% of the fair market value (defined as the vehicle's capitalized cost if it is sold during the period from the beginning of the thirteenth through the end of the twenty-fourth month of its rental term and is included in net investment leases on DLPT's balance sheet ) of the vehicles at the time of sale. If the vehicle is sold anytime after the twenty-fourth month of its rental term, the fair market value is the fair market value of the vehicle at the beginning of the monthly renewal period immediately preceding the date of sale. The guarantee is adjusted for any excess wear and tear or any excess mileage. Resale of the vehicle upon termination is for the account of the lessee subject to the 16% guarantee.

     CLOSED-END OPERATING LEASES - Under these leases, the minimum lease term is 18 months, however, 24 and 36 month lease terms are the most prevalent. These leases are cancelable under certain conditions. The residual values for the closed-end leases are included in the investment in leases and leased vehicles. Residual value estimates are made utilizing third party estimates and PHH's internal expertise. Resale of the vehicles upon termination is for the account of the lessor.

     At December 31, 2001 and 2000, DLPT's net investment in leases and leased vehicles for all operating leases was approximately $3.3 billion and $3.1 billion, respectively.

     OPEN-END DIRECT FINANCING LEASES - Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. Resale of the vehicles upon termination of the lease is for the account of the lessee and the lessee guarantees that the lessor will receive the full residual value of the vehicle upon lease termination. At December 31, 2001 and 2000, the net investment in leases and leased vehicles for direct financing leases was approximately $103 million and $138 million, respectively.

     PAID-IN-ADVANCE VEHICLES - Paid-in-advance vehicles represent disbursements for vehicles that have not yet been transferred to the investment in leases and leased vehicles balance. These vehicles will ultimately become subject to eligible leases under the Lease SUBI when they are delivered to the ultimate customer. Paid-in-advance balances are allocated to open-end operating closed-end operating and open-end direct financing leases on DLPT's Company's balance sheet.

     LONG-LIVED ASSETS - Long-lived assets, carried on DLPT's balance sheet, are comprised primarily of net investments in leased assets. Such assets are reviewed by DLPT for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether and impairment exists pursuant to the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets. Any impairment loss recorded by DLPT would reduce the income from investment in related party special unit of beneficial interest in leases on the Company's statement of income. During the years ended December 31, 2001 and 2000 and the period from June 24, 1999 (inception) through December 31, 1999 DLPT did not incur any impairment losses.

     At December 31, 2001, future minimum lease payments to be received on DLPT's operating and finance leases are as follows (in thousands):


                                        DIRECT
                        OPERATING     FINANCING
                          LEASES        LEASES      TOTAL
                          ------        ------      -----
           2002         $1,092,674   $   39,759   $1,132,433
           2003            924,886       32,066      956,952
           2004            661,516       21,036      682,552
           2005            348,505        8,876      357,381
           2006            131,922        1,656      133,578
           Thereafter      150,943           81      151,024
                        ----------   ----------   ----------

           Total        $3,310,446   $  103,474   $3,413,920
                        ==========   ==========   ==========


     NET INVESTMENT IN LEASES QUALIFYING FOR SUBI CLASSIFICATION - A summary of DLPT's net investment in leases recorded by DLPT consists of the following (in thousands):


                                                                    DECEMBER 31,
                                                             --------------------------
                                                                 2001          2000
                                                             -----------    -----------
           Vehicles under open-end operating leases          $ 6,058,499    $ 4,083,511
           Vehicles under closed-end operating leases            209,020        203,523
           Vehicle's held for sale                                35,788         23,210
                                                             -----------    -----------
                                                               6,303,307      4,310,244
           Less accumulated depreciation                      (2,992,861)    (1,177,287)
                                                             -----------    -----------
                                                               3,310,446      3,132,957
           Gross receivables under direct financing leases       114,452        152,248
           Unearned income                                       (10,978)       (14,604)
                                                             -----------    -----------

           Total                                             $ 3,413,920    $ 3,270,601
                                                             ===========    ===========

4.   DEBT

     At December 31, 2001 and 2000, the Company's maximum capacity under its variable funding notes was $1.4 billion and $1.75 billion, respectively. Such notes are renewable annually. At December 31, 2001 and 2000, $1.146 billion and $1.625 billion, respectively, were outstanding on these notes. The interest on the variable funding notes is based on commercial paper rates that the multi-seller commercial paper conduits issue on a periodic short term basis. The weighted average interest rates on these notes at December 31, 2001 and 2000 were approximately 2.38% and 6.72%, respectively. The Company is required to pay a per annum commitment fee of 20 basis points on the unused portion of the committed amount and a per annum utilization fee of 27.5 basis points on the outstanding balance utilized.

     Medium-term notes include two series of floating rate asset-backed notes; Series 1999-2 floating rate asset-backed notes and Series 2001-1 floating rate asset backed notes. The Series 1999 floating rate asset-backed notes include Class A-1 notes, which total $285.4 million, and Class A-2 notes, which total $450 million. The Series 2001-1 floating rate asset backed notes, which were issued in October 2001, include Class A-1 notes, which total $425 million, and Class A-2 notes, which total $325 million. The Series 1999-2 notes have an interest rate, which is reset monthly at LIBOR plus 32 basis points for the Class A-1 notes and LIBOR plus 35 basis points for the Class A-2 notes. The Series 2001-1 notes have an interest rate, which is reset monthly at LIBOR plus 26 basis points for the Class A-1 notes and LIBOR plus 31 basis points for the Class A-2 notes.

     The interest rates for the Company's medium-term notes at December 31, 2001 and 2000 were approximately:


                                                     2001             2000
                                                 -----------     -----------

          Series 1999-2 Class A-1                    2.54 %          6.94 %
          Series 1999-2 Class A-2                    2.57 %          6.97 %
          Series 2001-1 Class A-1                    2.48 %           -
          Series 2001-1 Class A-2                    2.53 %           -

     The Company began paying down the principal on the Series 1999-2 Class A-1 notes in May 2001 and such notes have a final maturity in October 2006. The Series 1999-2 Class A-2 notes will begin to amortize when the Series 1999-2 Class A-1 notes are repaid in full or upon the occurrence of certain events. The Series 1999-2 Class A-2 notes mature in October 2011. The Series 2001-1 Class A-1 notes will commence amortizing in February 2003 or upon the occurrence of certain events and mature in September 2006. The Series 2001-1 Class A-2 notes will begin to amortize when the Series 2001-1 Class A-1 notes are repaid in full or upon the occurrence of certain events. The Series 2001-1 Class A-2 notes mature in September 2013. Actual repayments of principal are based on cash flows available from the Lease SUBI.

     The final maturity of the Company's medium-term notes are:


                                              BALANCE AS OF
                                               DECEMBER 31,
                               ORIGINAL   -------------------       FINAL
                                AMOUNT       2001       2000       MATURITY
                               --------   --------   --------   --------------
     Series 1999-2 Class A-1   $550,000   $285,400   $550,000   October 2006
     Series 1999-2 Class A-2    450,000    450,000    450,000   October 2011
     Series 2001-1 Class A-1    425,000    425,000         --   September 2006
     Series 2001-1 Class A-2    325,000    325,000         --   September 2011


     Credit enhancement for the Series 1999-2 notes is provided in the form of
     (a) overcollateralization provided by the excess of the Series 1999-2 aggregate unit balance over the Series 1999-2 invested amount, (b) the Fleet Receivable SUBI Certificate and amounts payable to the holder thereof, (c) amounts, if any, on deposit in the Series 1999-2 reserve account and (d) amounts on deposit in the Series 1999-2 Yield Supplement Account.

     Credit enhancement for the Series 2001-1 notes is provided in the form of
     (a) overcollateralization provided by the excess of the Series 2001-1 aggregate unit balance over the Series 2001-1 invested amount, (b) the Fleet Receivable SUBI Certificate and amounts payable to the holder thereof, (c) amounts, if any, on deposit in the Series 2001-1 reserve account and (d) amounts on deposit in the Series 2001-1 Yield Supplement Account.

     The variable funding notes and the medium term notes rank equally with each other, which means they have an equal claim on the Company and its assets based on the portion of the Company's outstanding debt represented by such notes.

     Certain of these debt instruments contain restrictive covenants, including restrictions on other indebtedness, mergers, the granting of liens, asset acquisitions and sales, and also covenants regarding the maintenance of separate existence. At December 31, 2001, the Company was in compliance with all covenants.

5.   PREFERRED MEMBERSHIP INTERESTS

     The Company has issued Series 1999-2 Senior Preferred Membership Interests ("Series 1999-2 PMI's") of which $93.1 million are outstanding at December 31, 2001 and 2000. The holders of the Series 1999-2 PMI's are entitled to receive dividends based upon the funding costs of the multi-seller commercial paper conduits, plus a program fee of 0.70% per annum. The dividend periods correspond to the same interest periods as the Series 1999-2 Notes. Dividends on the Series 1999-2 PMI's must be declared and paid on each dividend payment date to the extent that, on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 1999-2 PMI's were $4.6 million and $6.7 million for 2001 and 2000 respectively.

     The Company has issued Series 1999-3 Senior Preferred Membership Interests ("Series 1999-3 PMI's"), of which $136.8 million and $169.4 million are outstanding at December 31, 2001 and 2000, respectively. The holders of the Series 1999-3 PMI's are entitled to receive dividends at a rate equal to one-month LIBOR plus 170 basis points. The dividend periods correspond to the same interest periods as the variable funding notes. Dividends on the Series 1999-3 PMI's must be declared and paid on each dividend payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 1999-3 PMI's were $7.9 million and $11.7 million for 2001 and 2000 respectively.

     During the fourth quarter of 2001 the Company issued Series 2001-1 Senior Preferred Membership Interests ("Series 2001-1 PMI's") of which $72.6 million are outstanding at December 31, 2001. The holders of the Series 2001-1 PMI's are entitled to receive dividends at a rate equal to one-month LIBOR plus 170 basis points. The dividend periods correspond to the same interest periods as the variable funding notes. Dividends on the Series 2001-1 PMI's must be declared and paid on each dividend payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 2001-1 PMI's were $.3 million for 2001.

     The Series 1999-2 PMI's, the Series 1999-3 PMI's and the Series 2001-1 PMI's are redeemable at the option of the Company on any dividend payment date through the termination of the debt (discussed in Note 4-Debt). Each series of PMI's is redeemable by the Company in whole or in part from time to time, upon termination of the debt and on each dividend payment date thereafter.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, restricted cash, Fleet Receivable SUBI Certificate and Lease SUBI Certificate approximates fair value due to the short term nature of these assets.

     The fair value of the financial instruments is generally determined by reference to quoted market prices for similar issues.

     The carrying amounts and estimated fair value of all financial instruments at December 31 are as follows:


                                                        2001                           2000
                                          -----------------------------  ------------------------------
                                                           ESTIMATED                       ESTIMATED
                                             CARRYING        FAIR           CARRYING         FAIR
                                              AMOUNT         VALUE           AMOUNT          VALUE
                                          -----------   ------------      ------------  --------------
     Cash                                  $  192,544    $  192,544        $   87,607    $   87,607
     Restricted cash                           78,988        78,988            62,002        62,002
     Interest rate cap                          6,964         6,964            10,016         2,279
     Fleet Receivable SUBI Certificate         80,000        80,000            80,000        80,000
     Lease SUBI Certificate                 3,413,920     3,413,920         3,270,601     3,270,601
     Debt - Medium-Term Notes               1,485,448     1,485,448         1,000,000     1,000,000
                 Variable Funding Notes     1,145,717     1,145,717         1,624,521     1,624,521


7.   RELATED PARTY TRANSACTIONS

     The Company has entered into an Administration Agreement with PHH who has agreed to perform various administrative duties under the indenture and related agreements pursuant to which the Company's outstanding indebtedness has been issued, including the preparation and delivery of reports, notices, documents and other information that we are required to deliver or make available under the indenture. In addition, PHH has agreed to perform other activities in connection with the Company's assets so long as those activities are reasonably within its capability. PHH, as administrator, has agreed to indemnify and hold the Company harmless for losses or damages arising from acts, omissions or alleged acts or omissions of PHH, as administrator, other than acts, omissions or alleged acts or omissions that constitute bad faith, negligence or willful misconduct by the Company. PHH is not permitted to resign as administrator under the Administration Agreement, and the Administration Agreement will not terminate, until the termination of the Indenture and the payment in full of all Notes. PHH, as administrator, is entitled to receive a monthly fee for its services in an amount approximately equal to 0.01% per annum of our assets.

     PHH also acts as a servicer of the leases, vehicles and fleet management receivables owned by DLPT and allocated to the Company's SUBIs pursuant to a Servicing Agreement. PHH is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI.

8.   INCOME TAXES

     The Company is not subject to federal income taxes. Instead, the sole common member reports the Company's profit on its income tax return. Certain states in which the Company conducts business impose state income taxes or franchise taxes on the Company. The state tax provision below is calculated based on the applicable statutory tax rates in the various states.

     The Company determines its deferred tax provision under the liability method, whereby deferred tax liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities, and their reported amounts using presently enacted tax rates. Following are the components of the state tax provision (in thousands):

     The income tax provision consists of:

                                                 PERIOD FROM
                                                 JUNE 24, 1999
                                                  (INCEPTION)
                                    YEAR ENDED     THROUGH
                                    DECEMBER 31,  DECEMBER 31,
                                  ----------------------------
                                   2001     2000      1999
                                  ------   ------   -------
     Current                      $1,904   $1,844   $  581
     Deferred                        552      219      182
                                  ------   ------   ------
     Provision for income taxes   $2,456   $2,063   $  763
                                  ======   ======   ======


     Deferred income tax assets and liabilities are comprised of:

                                                     DECEMBER 31,
                                                  -----------------
                                                    2001     2000
                                                  -------   -------
     DEFERRED INCOME TAX ASSETS
         Accrued liabilities and deferred income   $   20   $   --
         Provision for doubtful accounts               74       40
                                                   ------   ------
     Deferred income tax assets                        94       40
                                                   ------   ------

     DEFERRED INCOME TAX LIABILITIES
         Depreciation and amortization              5,805    5,199
         Other                                         50       --
                                                   ------   ------
     Deferred income tax liabilities                5,855    5,199
                                                   ------   ------
     NET DEFERRED INCOME TAX LIABILITY             $5,761   $5,159
                                                   ======   ======


     The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

                                                                                              PERIOD FROM
                                                                                             JUNE 24, 1999
                                                                                              (INCEPTION)
                                                                                                THROUGH
                                                                       DECEMBER 31,           DECEMBER 31,
                                                                --------------------------- -----------------
                                                                    2001          2000            1999
                                                                ------------- ------------- -----------------
     Federal statutory rate                                            35.0%         35.0%             35.0%
     State and local income taxes                                       2.5%          2.5%              2.1%
     Income taxed directly to shareholders                             (35%)         (35%)             (35%)
                                                                ------------- ------------- -----------------

                                                                        2.5%          2.5%              2.1%
                                                                ============= ============= =================

                                     *******

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

     3.1 Certificate of Formation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40708).
     3.2 Amended and Restated Limited Liability Company Agreement of the Company dated as of October 28, 1999. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40708).
     4.1 Base Indenture dated as of June 30, 1999 between the Company and JP Morgan Chase Bank (as sucessor to The Chase Manhattan Bank), as Indenture Trustee. Incorporated by reference to Exhibit 4.1 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
     4.2 Supplemental Indenture No. 1 dated as of October 28, 1999 between the Company and JP Morgan Chase Bank (as sucessor to The Chase Manhattan Bank) to the Base Indenture dated as of June 30, 1999. Incorporated by reference to Exhibit 4.2 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001
               (File No. 333-40708).
     4.3       Series 2001-1 Indenture Supplement between the Company and
               JP Morgan Chase Bank (as sucessor to The Chase Manhattan Bank), as Indenture Trustee, dated as of October 25, 2001.
     4.4       Form of Series 2001-1 Notes (included in Exhibit 4.3).
     4.5       Series 1999-2 Indenture Supplement between the Company and
               JP Morgan Chase Bank (as sucessor to The Chase Manhattan Bank), as Indenture Trustee, dated as of October 28, 1999.
     4.6       Form of Series 1999-2 Notes (included in Exhibit 4.5).
     4.7 Series 1999-3 Indenture Supplement among the Company, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and
               JP Morgan Chase Bank (as sucessor to The Chase Manhattan Bank), as Administrative Agent and Indenture Trustee, dated as of October 28, 1999.
     4.8       Form of Series 1999-3 Notes (included in Exhibit 4.7).
     10.1 Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40708).
     10.2 Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to
               Exhibit 10.2 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
     10.3 Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.3 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
     10.4 Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999 among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit
               10.4 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
     10.5 Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer. Incorporated by reference to Exhibit
               10.5 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
     10.6 Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit
               10.6 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
     10.7 Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI

               Trustee, Raven Funding LLC and PHH Vehicle Management Services,
               LLC. Incorporated by reference to Exhibit 10.7 to the Company's
               Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File
               No. 333-40708).
     10.8      Transfer Agreement, dated as of June 30, 1999, between Raven
               Funding LLC and the Company. Incorporated by reference to Exhibit
               10.8 to the Company's Amendment to its Registration Statement on
               Form S-1 filed with the Securities and Exchange Commission on
               March 19, 2001 (File No. 333-40708).
     10.9      Amendment No. 1, dated as of June 30, 1999, to the Transfer
               Agreement, dated as of June 30, 1999, between Raven Funding LLC and the Company. Incorporated by reference to Exhibit 10.9 to the
               Company's Amendment to its Registration Statement on Form S-1
               filed with the Securities and Exchange Commission on March 19,
               2001 (File No. 333-40708).
     10.10     Administration Agreement, dated as of June 30, 1999, by and among
               PHH Vehicle Management Services, LLC, as Administrator, the
               Company, Raven Funding LLC and JP Morgan Chase Bank (as
               sucessor to The Chase Manhattan Bank), as Indenture Trustee.
               Incorporated by reference to Exhibit 10.10 to the Company's
               Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001
               (File No. 333-40708).
     10.11     Amendment No. 1, dated as of October 28, 1999, to the
               Administration Agreement dated as of June 30, 1999, by and among
               PHH Vehicle Management Services, LLC, as Administrator, the
               Company, Raven Funding LLC and JP Morgan Chase Bank (as
               sucessor to The Chase Manhattan Bank), as Indenture Trustee.
               Incorporated by reference to Exhibit 10.11 to the
               Company's Amendment to its Registration Statement on Form S-1
               filed with the Securities and Exchange Commission on March 19,
               2001 (File No. 333-40708).
     10.12     Management Agreement, dated as of June 30, 1999, by and among
               Global Securitization Services LLC, the Company and PHH Vehicle
               Management Services, LLC. Incorporated by reference to Exhibit
               10.12 to the Company's Amendment to its Registration Statement on
               Form S-1 filed with the Securities and Exchange Commission on
               September 26, 2001 (File No. 333-40708).
     10.13     Guarantee of PHH Corporation dated as of October 25, 2001.
     10.14     Guarantee of Avis Rent-A-Car, Inc. dated October 28, 1999.
               Incorporated by reference to Exhibit 10.16 to the Company's
               Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 10, 2001 (File No.
               333-40708).
     10.15     Asset Sale Agreement, dated as of June 30, 1999, among PHH
               Vehicle Management Services, LLC, PHH Personal Lease Corporation
               and Raven Funding LLC. Incorporated by reference to Exhibit
               10.17 to the Company's Amendment to its Registration Statement
               on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
     10.16     Receivable Purchase Agreement, dated as of June 30, 1999, by and between Raven Funding LLC and PHH Vehicle Management Services,
               LLC. Incorporated by reference to Exhibit 10.18 to the Company's
               Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001
               (File No. 333-40708).
     10.17     Contribution Agreement, dated as of June 30, 1999, between Raven
               Funding and D.L. Peterson Trust. Incorporated by reference to
               Exhibit 10.19 to the Company's Amendment to its Registration
               Statement on Form S-1 filed with the Securities and Exchange
               Commission on September 26, 2001 (File No. 333-40708).
     12        Statement re: Computation of Ratio of Earnings to Fixed Charges.