Form 10-Q
period 2002-03-31
CHESAPEAKE FUNDING LLC
filed 2002-05-10
CIK 1117392

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                         REGISTRATION FILE NO. 333-40708

                                  ------------


                             CHESAPEAKE FUNDING LLC
                    (FORMERLY KNOWN AS GREYHOUND FUNDING LLC)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                      51-0391968
    (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
        OF INCORPORATION OR                           IDENTIFICATION NUMBER)
           ORGANIZATION)

       307 INTERNATIONAL CIRCLE
        HUNT VALLEY, MARYLAND                                  21030
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)


                                 (410) 771-1900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


================================================================================

                             CHESAPEAKE FUNDING LLC

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I        Financial Information

Item 1.       Financial Statements

              Condensed Statements of Income for the three
              months ended March 31, 2002 and 2001                             2

              Condensed Balance Sheets as of March 31, 2002 and
              December 31, 2001                                                3

              Condensed Statements of Cash Flows for the three months
              ended March 31, 2002 and 2001                                    4

              Notes to Condensed Financial Statements                          5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              6

Item 3.       Quantitative and Qualitative Disclosures About Market Risks     10


PART II       Other Information

Item 6.       Exhibits and Reports on Form 8-K                                10

              Signatures                                                      11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             CHESAPEAKE FUNDING LLC
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -------------------
                                                       2002       2001
                                                     --------   --------
INCOME:

  Income from investment in related party
     special unit of beneficial interest in leases   $ 37,309   $ 65,649
                                                     --------   --------

EXPENSES:

  Interest expense                                     12,262     42,122
  Servicing fees to related party                       1,928      1,836
                                                     --------   --------
    Total expenses                                     14,190     43,958
                                                     --------   --------

OPERATING INCOME                                       23,119     21,691

Interest income                                         1,014      1,517
                                                     --------   --------

INCOME BEFORE INCOME TAXES                             24,133     23,208

Income tax provision                                      577        583
                                                     --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                    23,556     22,625

Cumulative effect of accounting change,
  net of tax                                               --     (7,660)
                                                     --------   --------

NET INCOME                                           $ 23,556   $ 14,965
                                                     ========   ========







                  See Notes to Condensed Financial Statements.

                             CHESAPEAKE FUNDING LLC
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               MARCH 31,   DECEMBER 31,
                                                                                 2002          2001
                                                                              ----------   ------------
ASSETS:
   Cash and cash equivalents                                                  $  115,514   $    192,544
   Restricted cash                                                                69,158         78,988
   Other assets                                                                   21,312         19,701
   Special unit of beneficial interest in fleet receivables - related party       80,000         80,000
   Special unit of beneficial interest in leases - related party               3,410,761      3,413,920
                                                                              ----------   ------------

TOTAL ASSETS                                                                  $3,696,745   $  3,785,153
                                                                              ==========   ============

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
   Accrued interest and income taxes payable                                  $    6,861   $      6,353
   Deferred income taxes                                                           5,761          5,761
   Medium-term notes                                                           1,397,717      1,485,448
   Variable funding notes                                                      1,312,216      1,145,717
                                                                              ----------   ------------

TOTAL LIABILITIES                                                              2,722,555      2,643,279
                                                                              ----------   ------------

MEMBERS' EQUITY:
   Preferred membership interest                                                 301,164        302,460
   Common membership interests, no par value                                     499,181        685,550
   Retained earnings                                                             173,845        153,864
                                                                              ----------   ------------
TOTAL MEMBERS' EQUITY                                                            974,190      1,141,874
                                                                              ----------   ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                         $3,696,745   $  3,785,153
                                                                              ==========   ============













                  See Notes to Condensed Financial Statements.

                             CHESAPEAKE FUNDING LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ----------------------
                                                                    2002         2001
                                                                 ---------    ---------
OPERATING ACTIVITIES
   Net income                                                    $  23,556    $  14,965
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Cumulative effect of accounting change                            --        7,737
      Amortization                                                     831          539
      Deferred income taxes                                             --          (26)
      Income on interest related derivative                         (2,304)        (577)
   Net changes in other assets and liabilities:
      Accrued interest and income taxes payable                        508       (2,430)
      Restricted cash                                                9,830           --
                                                                 ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           32,421       20,208
                                                                 ---------    ---------

INVESTING ACTIVITIES
    Special unit of beneficial interest in leases                    3,159      (89,423)
                                                                 ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  3,159      (89,423)
                                                                 ---------    ---------

FINANCING ACTIVITIES
    Payment of deferred financing fees                                (138)        (138)
    Capital contribution from (distributions to) common member    (186,369)      90,451
    Preferred membership interest dividends paid                    (3,575)      (4,197)
    Payment of preferred membership interests                       (1,296)          --
    Proceeds from issuance of variable funding notes               173,000       32,000
    Payment of variable funding notes                               (6,501)          --
    Principal payments of medium-term notes                        (87,731)          --
                                                                 ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (112,610)     118,116
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (77,030)      48,901
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     192,544       87,607
                                                                 ---------    ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 115,514    $ 136,508
                                                                 =========    =========

Supplemental disclosures of cash flow information:

Interest and preferred membership interest dividends paid        $  16,972    $  47,416
                                                                 =========    =========








                  See Notes to Condensed Financial Statements.

                             CHESAPEAKE FUNDING LLC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     Chesapeake Funding LLC ("Chesapeake" or "the Company") is a special purpose limited liability company, which was organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002 the name was changed to Chesapeake Funding LLC. The sole common member of Chesapeake is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services LLC ("PHH" or "Vehicle Management Services"), a limited liability company and, from its date of organization to March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis").

     On March 1, 2001, Avis was acquired by PHH Corporation. PHH became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. No significant adjustments were made by the Company.

     Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring a special unit of beneficial interest in certain leases (the "Lease SUBI"), and acquiring a portion of a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") owned by D.L. Peterson Trust ("DLPT"). The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT ("SUBI Assets"). DLPT is a statutory business trust established by PHH in order to administer the titling of the vehicles in connection with the financing and transfer of vehicles subject to leases. Chesapeake owns a certificate representing the Lease SUBI (the "Lease SUBI Certificate") and a certificate representing an interest in the Fleet Receivable SUBI which entitles Chesapeake to receive up to $80 million a month of the collections received in respect of the fleet service receivables (the "Fleet Receivable SUBI Certificate"). PHH acts as servicer of the assets held by DLPT, including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, PHH will maintain all property and equipment and employees required to perform the servicing activities. The Fleet Receivable SUBI Certificate and the Lease SUBI Certificate were issued by DLPT to Raven, which were then contributed to Chesapeake by Raven.

     In management's opinion, the accompanying unaudited Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K dated March 29, 2002.

2.   RESTRICTED CASH

     The Company is required to set aside certain amounts of cash, which is not readily available for disbursements, by its debt agreements to provide additional credit enhancement on the Company's medium-term notes and variable funding notes. Amounts required to be set aside by the Company are based on an applicable percentage of the total commitment under its variable funding note agreements and an applicable percentage of its outstanding medium-term notes.

3.   SUBSEQUENT EVENT

     In April 2002, the Company made principal payments to the holders of its Series 1999-2 Class A-1 Notes totaling approximately $186 million.

                                      *****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN THOUSANDS.

     We are a special purpose limited liability company organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002 we changed our name to Chesapeake Funding LLC. Our sole common member is Raven Funding, which is also a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven Funding is Vehicle Management Services, a limited liability company and an indirect wholly-owned subsidiary of Cendant Corporation. Our activities are limited to acquiring and holding an investment in the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles owned by D. L. Peterson Trust) and a portion of the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet service receivables owned by D. L. Peterson Trust), issuing indebtedness and preferred membership interests to finance such investment and engaging in other activities that are related or incidental to the foregoing and necessary, convenient or advisable to accomplish the foregoing. We do not conduct operating activities.

     Income from investment in related party special unit of beneficial interest in leases for the three months ended March 31, 2002 decreased by $28.3 million. Such decrease is a result of declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for the three months ended March 31, 2002 also decreased by $29.9 million as a result of decreases in commercial paper rates and LIBOR. Operating income for the three months ended March 31, 2002 increased by $1.4 million primarily as a result of the fact that the floating rate indices on which Lease SUBI lease billings are based did not decrease as much during 2002 as did the commercial paper rates and LIBOR at which our floating rate debt expense accrues.

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

     DELINQUENCY EXPERIENCE

     The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for the three months ended March 31, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                           2002           2001
                                                          ------         ------
     Percentage of billings delinquent (1)(2):
     30-59 Days                                            1.83%          1.32%
     60 days or more                                       3.03%          2.35%
                                                          -----          -----
     Total 30 or more days delinquent                      4.86%          3.67%
                                                          =====          =====

     --------------
     (1) The period of delinquency is based on the number of days payments are contractually past due.
     (2) An average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and all fleet management receivables which were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and all fleet management receivables which were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

     Total delinquencies for the three months ended March 31, 2002 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 60 days or more increased to 3.03% of total billings compared to 2.35% due, in part, to the continuing effects of Chapter 11 bankruptcy filings of several customers and a lower level of billings. Non-bankruptcy delinquent receivables of 60 days or more declined for the comparable period. Delinquencies of 30-59 days increased to 1.83% from 1.32%. Management of Vehicle Management Services is currently aware of no other factors which would negatively impact delinquencies for the remainder of 2002.

     LOSS AND RECOVERY EXPERIENCE

     The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for the three months ended March 31, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.


                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                             ------------------------
                                                2002         2001
                                             -----------  -----------
     Ending dollar amount of leases (1)      $ 3,410,761  $ 3,360,023
     Total billings for period               $   531,194  $   620,702

     Gross losses (2)                        $        69  $        54
     Recoveries                                       (3)          (3)
                                             -----------  -----------
     Net losses                              $        66  $        51
                                             ===========  ===========

     Net losses as percentage of ending
       dollar amount of leases                      0.00%        0.00%
     Net losses as percentage of total
       billings for period                          0.01%        0.01%

     -----------
     (1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
     (2) Gross Losses includes losses on fleet management receivables.

     Net losses as a percentage of ending dollar amount of leases remained constant at 0.00% and net losses as a percentage of total billings remained constant at 0.01%. Gross losses in respect of bankrupt obligors generally are not recognized by Vehicle Management Services until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves.

     Reserve adequacy for the purposes of Vehicle Management Services' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the statement of income at that time.

     RESIDUAL VALUE LOSS EXPERIENCE

     The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for the three months ended March 31, 2002 and 2001. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   --------------------------
                                                                                       2002           2001
                                                                                   ----------    ------------
     Total number of closed end leases scheduled to terminate                           1,566           3,893
     Number of sold vehicles                                                              789             950
     Full termination ratio (1)                                                         50.38%          24.40%
     Total gain/(loss) on sold vehicles (2)                                        $  (84,740)   $ (1,266,572)
     Average gain/(loss) per sold vehicle                                          $     (107)   $     (1,333)
     Gain/(Loss) as a percentage of stated residual values of sold vehicles (3)         (1.16%)        (12.51%)

     -----------
     (1) The ratio of the number of vehicles sold during the period to the number of vehicles scheduled, on their date of origination, to terminate during the period, expressed as a percentage.
     (2) Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles.
     (3) The ratio of total gains/losses on vehicles sold during the period to the stated residual values of those vehicles, expressed as a percentage.

     Total residual value losses decreased $1.18 million to $84,740 and the total number of vehicles for sale decreased 16.9%. The decrease in units sold is the result of an increase in clients retaining vehicles beyond their original lease term. The average loss per vehicle returned and sold decreased 92% to $107 per unit. The decrease in residual value losses during 2002 is the result of the more conservative approach to setting residual values initiated in the beginning of 2000.

     CONVERSIONS OF FLOATING RATE LEASES TO FIXED RATE LEASES

     The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during the three months ended March 31, 2002 and 2001.


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ---------------------------
                                                                          2002            2001
                                                                      -----------     -----------
     Dollar amount of conversions for period (1)                      $     1,797     $        --
     Ending dollar amount of leases                                   $ 3,410,761     $ 3,360,023
     Conversions as a percentage of ending dollar amount of leases           0.05%           0.00%


     -----------
     (1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

     Total conversions of floating rate leases to fixed rate leases were approximately $1.8 million during the three months ended March 31, 2002 compared with $0 in the period ended March 31, 2001. Vehicle Management Services has experienced some increase in interest in conversions over the last several months as interest rates have continued to declined. Management does not anticipate that conversions of floating rate leases to a fixed rate during 2002 will exceed historical levels for a comparative period of declining interest rates as in 1998 where conversions as a percentage of ending dollar amount of leases were 3.52%.

     FLEET MANAGEMENT RECEIVABLE BILLING EXPERIENCE

     The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for the three months ended March 31, 2002 and 2001. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ------------------------
                                                       2002           2001
                                                    ---------      ---------
     Aggregate billings                             $ 210,438      $ 285,118
     Average monthly billings                          70,146         95,039
     Maximum monthly billings                          79,812        116,123
     Minimum monthly billings                          57,175         80,022

     Aggregate fleet management receivable billings decreased to approximately $210 million during the three months ended March 31, 2002 compared to approximately $285 million during the three months ended March 31, 2001. The primary factor for the decrease was a decrease in billings relating to vehicles purchased directly for customers.

     CHARACTERISTICS OF LEASES ALLOCATED TO LEASE SUBI

     The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of March 21, 2002 (the last monthly reporting period cutoff date during the first quarter of 2002). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $132,438,794 as of that date, because they are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.


     COMPOSITION OF LEASES

     Aggregate Unit Balance of Leases                                                                  $3,167,602,015.64
     Number of Leases                                                                                            211,392
     Average Unit Balance                                                                                     $14,984.49
     Range of Unit Balances                                                                         $0.01 to $586,580.80
     Aggregate Unit Balance of Open-End Leases                                                         $3,057,424,541.09
     Aggregate Unit Balance of Floating Rate Leases                                                    $2,378,540,778.54
     Aggregate Lease Balance of CP Rate Index Floating Rate Leases                                     $2,335,092,069.76
     Weighted Average Spread Over CP Rate                                                                         0.344%
     Range of Spreads Over CP Rate                                                                        0.00% to 2.50%
     Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than
          CP Rate                                                                                         $43,448,708.78
     Aggregate Unit Balance of Fixed Rate Leases                                                         $789,061,237.10
     Weighted Average Fixed Rate                                                                                  5.997%
     Range of Fixed Rates                                                                               0.000% to 19.88%
     Weighted Average Original Lease Term                                                                   62.51 months
     Range of Original Lease Terms                                                                       6 to 132 months
     Weighted Average Remaining Term                                                                        43.97 months
     Range of Remaining Terms                                                                            0 to 120 months
     Aggregate Unit Balance of Closed-End Leases                                                         $110,177,474.55
     Average Unit Balance of Closed-End Leases                                                                $13,358.08
     Range of Unit Balances of Closed-End Leases                                                    $0.10 to $165,527.19
     Average Stated Residual Value of Closed-End Leases                                                        $8,777.86

     As of March 21, 2002, the aggregate Lease Balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate Lease Balances was $97,110,181. The aggregate Lease Balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate Lease Balances was $437,246,725 and the aggregate Lease Balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate Lease Balances was $747,382,995.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used March 31, 2002 interest rates to perform a sensitivity analysis. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         See Exhibit Index

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Chesapeake Funding LLC


                                                    By: /s/ Joseph W Weikel
                                                       -------------------------
                                                    Joseph W. Weikel
                                                    Manager


                                                    By: /s/ Neil J Cashen
                                                       -------------------------
                                                    Neil J. Cashen
                                                    Chief Financial Officer

Date: May 10, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

3.1 Certificate of Formation of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), incorporated by reference to the Registration Statement on Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
3.2 Certificate of Amendment to Certificate of Formation of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) dated April 25, 2002, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-87568) filed with the Securities and Exchange Commission on May 3, 2002.
3.3 Amended and Restated Limited Liability Company Agreement of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) dated as of October 28, 1999, incorporated by reference to the Registration Statement on Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
3.4 Amendment No. 1, dated as of April 25, 2002, to the Amended and Restated Limited Liability Company Agreement of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), dated as of October 28, 1999, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-87568) filed with the Securities and Exchange Commission on May 3, 2002.