Form 10-Q
period 2002-06-30
CHESAPEAKE FUNDING LLC
filed 2002-08-14
CIK 1117392

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                         REGISTRATION FILE NO. 333-40708

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

                                  ------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

================================================================================

                             CHESAPEAKE FUNDING LLC

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I      Financial Information

Item 1.     Financial Statements

            Condensed Statements of Income for the three and six months ended
             June 30, 2002 and 2001                                                     2

            Condensed Balance Sheets as of June 30, 2002 and December 31, 2001          3

            Condensed Statements of Cash Flows for the six months
             ended June 30, 2002 and 2001                                               4

            Notes to Condensed Financial Statements                                     5

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  7

Item 3.     Quantitative and Qualitative Disclosures About Market Risks                12


PART II     Other Information

Item 6.     Exhibits and Reports on Form 8-K                                           12

            Signatures                                                                 13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CHESAPEAKE FUNDING LLC
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                          ---------------------   ----------------------
                                                            2002         2001       2002          2001
                                                          ---------    --------   ---------    ---------
INCOME:

Income from investment in related party special unit of
  beneficial interest in leases                           $  41,144    $ 57,618   $  78,453    $ 123,267
                                                          ---------    --------   ---------    ---------

EXPENSES:

    Interest expense                                         19,108      32,061      31,370       74,183
    Service fees to related party                             2,009       1,830       3,937        3,666
                                                          ---------    --------   ---------    ---------
      Total expenses                                         21,117      33,891      35,307       77,849
                                                          ---------    --------   ---------    ---------

OPERATING INCOME                                             20,027      23,727      43,146       45,418

Interest income                                                 847       2,091       1,861        3,608
                                                          ---------    --------   ---------    ---------

INCOME BEFORE INCOME TAXES                                   20,874      25,818      45,007       49,026

Provision for income taxes                                      499         888       1,076        1,471
                                                          ---------    --------   ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         20,375      24,930      43,931       47,555

Cumulative effect of accounting change, net of tax                -           -           -       (7,660)
                                                          ---------    --------   ---------    ---------

NET INCOME                                                $  20,375    $ 24,930   $  43,931    $  39,895
                                                          =========    ========   =========    =========

                  See Notes to Condensed Financial Statements.

                             CHESAPEAKE FUNDING LLC
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JUNE 30,   DECEMBER 31,
                                                                          2002         2001
                                                                      -----------  ------------
ASSETS:
  Cash and cash equivalents                                           $   101,559  $   192,544
  Restricted cash                                                          85,758       78,988
  Other assets                                                             22,018       19,701
  Special unit of beneficial interest in fleet receivables - related
   party                                                                   80,000       80,000
  Special unit of beneficial interest in leases - related party         3,457,089    3,413,920
                                                                      -----------  -----------

TOTAL ASSETS                                                          $ 3,746,424  $ 3,785,153
                                                                      ===========  ===========

LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
  Accrued interest and income taxes payable                           $     5,557  $     6,353
  Deferred income taxes                                                     5,761        5,761
  Medium-term notes                                                     1,782,224    1,485,448
  Variable funding notes                                                  899,967    1,145,717
                                                                      -----------  -----------

TOTAL LIABILITIES                                                       2,693,509    2,643,279
                                                                      -----------  -----------

MEMBERS' EQUITY:
  Preferred membership interests                                          364,073      302,460
  Common membership interests, no par value                               495,446      685,550
  Retained earnings                                                       193,396      153,864
                                                                      -----------  -----------
TOTAL MEMBERS' EQUITY                                                   1,052,915    1,141,874
                                                                      -----------  -----------

TOTAL LIABILITIES AND MEMBERS' EQUITY                                 $ 3,746,424  $ 3,785,153
                                                                      ===========  ===========

                  See Notes to Condensed Financial Statements.

                             CHESAPEAKE FUNDING LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
                                                                              2002          2001
                                                                            ---------    ---------
OPERATING ACTIVITIES
    Net Income                                                              $  43,931    $  39,895
    Adjustments to reconcile net income to net cash provided by operating activities:
            Cumulative effect of accounting change                                  -        7,843
            Amortization                                                        2,226          584
            Deferred income taxes                                                   -           50
            (Income) losses on interest-related derivative                        (32)         538
    Net changes in other assets and liabilities:
        Accrued interest and income taxes payable                                (796)      (6,295)
        Restricted cash                                                        (6,770)          (1)
                                                                            ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      38,559       42,614
                                                                            ---------    ---------

INVESTING ACTIVITIES
    Special unit of beneficial interest in leases                             (43,169)    (140,023)
                                                                            ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                         (43,169)    (140,023)
                                                                            ---------    ---------

FINANCING ACTIVITIES
    Payment of deferred financing fees                                         (4,511)        (720)
    Purchase of interest rate cap                                                   -       (1,790)
    Proceeds from issuance of preferred membership interests                   61,613            -
    Capital contributions from (distributions to) common member              (190,104)     248,235
    Preferred membership interest dividends paid                               (4,399)      (7,416)
    Proceeds from issuance of variable funding notes                          260,750       32,000
    Principal payments of variable funding notes                             (506,500)           -
    Proceeds from issuance of medium-term notes                               650,000      (69,098)
    Principal payments of medium-term notes                                  (353,224)           -
                                                                            ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (86,375)     201,211
                                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (90,985)     103,802
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                192,544       87,607
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 101,559    $ 191,409
                                                                            =========    =========

Supplemental disclosures of cash flow information:

Interest and preferred membership interest dividends paid                   $  33,423    $  79,993
                                                                            =========    =========

Income taxes paid                                                           $   1,726    $     691
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

     Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring a special unit of beneficial interest in certain leases (the "Lease SUBI"), and acquiring a portion of a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") owned by D.L. Peterson Trust ("DLPT"). The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT ("SUBI Assets"). DLPT is a statutory business trust established by PHH in order to administer the titling of the vehicles in connection with the financing and transfer of vehicles subject to leases. Chesapeake owns a certificate representing the Lease SUBI (the "Lease SUBI Certificate") and a certificate representing an interest in the Fleet Receivable SUBI which entitles Chesapeake to receive up to $80 million a month of the collections received in respect of the fleet services receivables (the "Fleet Receivable SUBI Certificate"). PHH acts as servicer of the assets held by DLPT, including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, PHH will maintain all property and equipment and employees required to perform the servicing activities. The Fleet Receivable SUBI Certificate and the Lease SUBI Certificate were issued by DLPT to Raven, which were then contributed to Chesapeake by Raven.

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

2.   RESTRICTED CASH

     The Company is required by its debt agreements to set aside certain amounts of cash to provide additional credit enhancement on its medium-term and variable funding notes. Amounts required to be set aside by the Company are not readily available for disbursements and are based on an applicable percentage of the total commitment under the respective agreements.

3.   DEBT

     In April 2002, the Company made principal payments to the holders of its Series 1999-2 ClassA-1 notes totaling approximately $186 million.

     The Company issued $650 million of medium-term notes in June 2002 bearing interest at a rate that is reset monthly at LIBOR plus approximately 25 basis points.

     The proceeds from this issuance were used to repay $500 million of the Company's then outstanding variable funding notes balance.

     In connection with the issuance of such notes, the Company issued senior preferred membership interests (PMI's"), which approximated $62.9 million as of June 30, 2002. The holders of the PMI's are entitled to receive dividends at a rate equal to monthly LIBOR plus 170 basis points. The dividend periods correspond to the same interest periods as the variable funding notes. Dividends on the PMI's must be declared and paid on each dividend payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement.

                                      *****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN THOUSANDS.

     We are a special purpose limited liability company organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002, we changed our name to Chesapeake Funding LLC. Our sole common member is Raven Funding, which is also a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven Funding is Vehicle Management Services, a limited liability company and an indirect wholly-owned subsidiary of Cendant Corporation. Our activities are limited to acquiring and holding an investment in the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles owned by D. L. Peterson Trust) and a portion of the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet service receivables owned by D. L. Peterson Trust), issuing indebtedness and preferred membership interests to finance such investment and engaging in other activities that are related or incidental to the foregoing and necessary, convenient or advisable to accomplish the foregoing. We do not conduct operating activities.

     Income from investment in related party special unit of beneficial interest in leases for the three and six months ended June 30, 2002 decreased by $16.5 and $44.8 million, respectively. Such decreases are the result of declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for the three and six months ended June 30, 2002 also decreased by $13.0 and $42.8 million, respectively, as a result of corresponding decreases in commercial paper rates and LIBOR. Accordingly, operating income only decreased by $3.7 and $2.3 million, respectively, primarily as a result of the fact that the floating rate indices on which Lease SUBI lease billings are based decreased at a faster rate during 2002 than the commercial paper rates and LIBOR at which our floating rate debt expense accrues.

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

     DELINQUENCY EXPERIENCE

     The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for the six months ended June 30, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   --------------------------
                                                                     2002              2001
                                                                   --------          --------
     Percentage of billings delinquent (1)(2):

     30-59 days                                                        1.33%             1.61%

     60 days or more                                                   2.91%             2.72%
                                                                   --------          --------
     Total 30 or more days delinquent                                  4.24%             4.34%
                                                                   =========         ========

---------
     (1) The period of delinquency is based on the number of days payments are contractually past due.
     (2) An average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period of the aggregate billings for all leases and all fleet management receivables which were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and all fleet management receivables which were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

     Total delinquencies for the six months ended June 30, 2002 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 60 days or more increased to 2.91% of total billings compared to 2.72% due, in part, to the continuing effects of Chapter 11 bankruptcy filings of several customers and a lower level of billings. Non-bankruptcy delinquent receivables of 60 days or more declined from the comparable period in 2001. Delinquencies of 30-59 days decreased to 1.33% from 1.61%.

     LOSS AND RECOVERY EXPERIENCE

     The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for the six months ended June 30, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                    ----------------------------
                                                        2002            2001
                                                    -------------   ------------
     Ending dollar amount of leases (1)             $   3,457,089   $  3,412,680
     Total billings for period                          1,080,649      1,248,215
     Gross losses (2)                                         152            198
     Recoveries (3)                                            17            (17)
                                                    -------------   ------------
     Net losses                                     $         169   $        181
                                                    =============   ============

     Net losses as percentage of ending dollar
      amount of leases                                       0.00%          0.01%
     Net losses as percentage of total billings
      for period                                             0.02%          0.01%

----------
     (1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
     (2) Gross losses includes losses on fleet management receivables.
     (3) Recoveries are net of legal fees.

     Net losses as a percentage of ending dollar amount of leases decreased from .01% to .00% for the six months ended June 30, 2002. Net losses as a percentage of total billings increased from .01% to .02% for the six months ended June 30, 2002. Gross losses in respect of bankrupt obligors generally are not recognized by Vehicle Management Services until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of Vehicle Management Services' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the statement of income at that time.

     RESIDUAL VALUE LOSS EXPERIENCE

     The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for the six months ended June 30, 2002 and 2001. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               ----------------------
                                                                                  2002          2001
                                                                               ---------     --------
     Total number of closed-end leases
          scheduled to terminate                                                   2,930        4,844
     Number of returned vehicles                                                   1,968        2,685
     Full termination ratio(1)                                                     67.17%       55.43%
     Total loss on returned vehicles(2)                                        $    (190)    $ (3,107)
     Average loss per returned vehicles(3)                                     $     (97)      (1,157)
     Loss as a percentage of stated residual values of
          Returned vehicles(4)                                                     (1.05%)     (11.32%)

----------
     (1) The ratio of the number of vehicles sold during the period to the number of vehicles scheduled to terminate, on their date of origination, during the period, expressed as a percentage.
     (2) Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles.
     (3)  Per vehicle dollar amounts are not in thousands.
     (4) The ratio of total gains/losses on vehicles sold during the period to the stated residual values of those vehicles, expressed as a percentage.

     Total residual value losses decreased $2.9 million to $190 thousand and the total number of returned vehicles decreased 26.7%. The decrease in units sold is the result of an increase in clients retaining vehicles beyond their original lease term. The average loss per vehicle returned and sold decreased 91.6% to $97 per unit. The decrease in residual value losses during 2002 is the result of establishing lower residual values at lease inception which was initiated in the beginning of 2000.

     CONVERSIONS OF FLOATING RATE LEASES TO FIXED RATE LEASES

     The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during the six months ended June 30, 2002 and 2001.

                                                                               SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       --------------------------------
                                                                            2002              2001
                                                                       ---------------   --------------

     Dollar amount of conversions for period(1)                        $         4,862   $       11,178
     Ending dollar amount of leases                                    $     3,457,089   $    3,412,680
     Conversions as a percentage of ending dollar amount of leases                0.14%            0.33%

----------
     (1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

     Total conversions of floating rate leases to fixed rate leases were approximately $4.9 million during the six months ended June 30, 2002 compared with $11.2 million in the period ended June 30, 2001.

     FLEET MANAGEMENT RECEIVABLE BILLING EXPERIENCE

     The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for the six months ended June 30, 2002 and 2001. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              -----------------------------
                                                                  2002              2001
                                                              -----------       -----------

     Aggregate billings                                       $   436,639       $   577,870
     Average monthly billings                                      72,773            96,312
     Maximum monthly billings                                      83,744           118,358
     Minimum monthly billings                                      57,175            80,022

     Aggregate fleet management receivable billings decreased to approximately $436.6 million during the six months ended June 30, 2002 compared to approximately $577.9 million during the six months ended June 30, 2001. The primary factor for the decrease was a decrease in billings relating to vehicles purchased directly for customers.

     CHARACTERISTICS OF LEASES ALLOCATED TO LEASE SUBI

     The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of June 20, 2002 (the last monthly reporting period cutoff date during the second quarter of 2002). All of the leases and vehicles owned by DLPT as of June 20, 2002 were allocated to the Lease SUBI. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, which have an aggregate cost of $139,389,227 as of that date, because they are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

     COMPOSITION OF LEASES

     Aggregate Unit Balance of Leases                                                      $    3,252,792,400.57
     Number of Leases                                                                                    213,850
     Average Unit Balance                                                                  $           15,210.63
     Range of Unit Balances                                                                $ 0.01 to $711,582.30
     Aggregate Unit Balance of Open-End Leases                                             $    3,135,420,329.64
     Aggregate Unit Balance of Floating Rate Leases                                        $    2,434,273,559.77
     Aggregate Lease Balance of CP Rate Index Floating Rate leases                         $    2,385,186,903.37
     Weighted Average Spread Over CP Rate                                                                  0.343%
     Range of Spreads Over CP Rate                                                                 0.00% to 3.00%
     Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than
        CP Rate                                                                            $       49,086,656.40
     Aggregate Unit Balance of Fixed Rate Leases                                           $      818,548,840.80
     Weighted Average Fixed Rate                                                                           5.796%
     Range of Fixed Rates                                                                        0.000% to 19.15%
     Weighted Average Original Lease Term                                                                  62.40
     Range of Original Lease Terms                                                               6 to 132 months
     Weighted Average Remaining Term                                                                       43.90
     Range of Remaining Terms                                                                    0 to 120 months
     Aggregate Unit Balance of Closed-End Leases                                           $      117,372,070.93
     Average Unit Balance of Closed-End Leases                                             $           14,122.50
     Range of Unit Balance of Closed-End Leases                                            $ 0.10 to $216,768.73
     Average Stated Residual Value of Closed-End Leases                                    $            9,074.62

     Note:  Dollar amounts are in whole amounts.

     As of June 20, 2002, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $107,167,822. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $468,076,437 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $794,043,755.

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

     Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

        - changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;

        -   the effects of changes in interest rates; and

        - changes in laws and regulations, including changes in accounting standards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used June 30, 2002 interest rates to perform a sensitivity analysis. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 10, 2002, we sold our Series 2002-1 Senior Preferred Membership Interests (the "Series 2002-1 PMIs") having an aggregate liquidation preference of $62,908,543 to a subsidiary of Raven which financed its purchase of the Series 2002-1 PMIs by issuing its own asset-backed notes and senior preferred membership interest to a group of multi-seller commercial paper conduits. The net proceeds of the Series 2002-1 PMIs were $62,908,543. The sale of Series 2002-1 PMIs to the subsidiary of Raven was exempt from registration under the Securities Act of 1933 pursuant to
     Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS
         See Exhibit Index

(B)      REPORTS ON FORM 8-K
         On April 12, 2002, we filed a current report on Form 8-K to report under Item 5 that we were making a principal payment distribution on our Series 1999-2 Asset-Backed Notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Chesapeake Funding LLC

                                                  By: /s/ Neil J Cashen
                                                  --------------------------
                                                  Neil J. Cashen
                                                  Chief Financial Officer
Date: August 14, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

3.1 Certificate of Formation of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), incorporated by reference to the Registration Statement on Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
3.2 Certificate of Amendment to Certificate of Formation of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) dated April 25, 2002, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-87568) filed with the Securities and Exchange Commission on May 3, 2002.
3.3 Amended and Restated Limited Liability Company Agreement of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) dated as of October 28, 1999, incorporated by reference to the Registration Statement on Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
3.4 Amendment No. 1, dated as of April 25, 2002, to the Amended and Restated Limited Liability Company Agreement of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), dated as of October 28, 1999, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-87568) filed with the Securities and Exchange Commission on May 3, 2002.
4.1 Base Indenture dated as of June 30, 1999 between the Company and The Chase Manhattan Bank, as Indenture Trustee. Incorporated by reference to Exhibit 4.1 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
4.2 Supplemental Indenture No. 1 dated as of October 28, 1999 between the Company and The Chase Manhattan Bank to the Base Indenture dated as of June 30, 1999. Incorporated by reference to Exhibit 4.2 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
4.3 Series 2002-1 Indenture Supplement between the Company and The Chase Manhattan Bank, as Indenture Trustee, dated as of June 10, 2002.
4.4      Form of Series 2002-1 Notes (included in Exhibit 4.3).