Form 10-Q
period 2002-09-30
CHESAPEAKE FUNDING LLC
filed 2002-11-13
CIK 1117392

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Registration File No. 333-40708

Chesapeake Funding LLC
(Formerly known as Greyhound Funding LLC)
 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0391968 (I.R.S. Employer Identification Number)
307 International Circle Hunt Valley, Maryland (Address of principal executive office)	21030 (Zip Code)

(410) 771-1900
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒        No ☐

Chesapeake Funding LLC

Index

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Chesapeake Funding LLC
CONDENSED STATEMENTS OF INCOME
(in thousands)

	Three Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Income:
Income from investment in related party special unit of beneficial interest in leases	$37,924	$51,788	$116,377	$175,055

Expenses:
Interest expense	18,031	26,534	49,401	100,717
Service fees to related party	2,141	2,038	6,078	5,704

Total expenses	20,172	28,572	55,479	106,421

Operating income	17,752	23,216	60,898	68,634
Interest income	912	1,926	2,773	5,534

Income before income taxes	18,664	25,142	63,671	74,168
Provision for income taxes	446	392	1,522	1,863

Income before cumulative effect of accounting change	18,218	24,750	62,149	72,305
Cumulative effect of accounting change, net of tax	—	—	—	(7,660)

Net income	$18,218	$24,750	$62,149	$64,645

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
Assets:
Cash and cash equivalents	$204,862	$192,544
Restricted cash	91,809	78,988
Other assets	19,136	19,701
Special unit of beneficial interest in fleet receivables—related party	80,000	80,000
Special unit of beneficial interest in leases—related party	3,350,347	3,413,920

Total assets	$3,746,154	$3,785,153

Liabilities and members' equity
Liabilities:
Accrued interest and income taxes payable	$5,957	$6,353
Deferred income taxes	5,761	5,761
Medium-term notes	1,668,086	1,485,448
Variable funding notes	1,039,967	1,145,717

Total liabilities	2,719,771	2,643,279

Members' equity:
Preferred membership interests	364,073	302,460
Common membership interests, no par value	454,531	685,550
Retained earnings	207,779	153,864

Total members' equity	1,026,383	1,141,874

Total liabilities and members' equity	$3,746,154	$3,785,153

See Notes to Condensed Financial Statements.

 Chesapeake Funding LLC
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net income	$62,149	$64,645
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	7,737
Amortization	3,524	628
Deferred income taxes	—	(77)
Losses on interest-related derivative	1,805	741
Net changes in other assets and liabilities:
Accrued interest and income taxes payable	(396)	(5,345)
Restricted cash	(12,821)	8

Net cash provided by operating activities	54,261	68,337

Investing Activities
Special unit of beneficial interest in leases	63,573	1,175

Net cash provided by investing activities	63,573	1,175

Financing Activities
Payment of deferred financing fees	(4,764)	(787)
Purchase of interest rate cap	—	(1,867)
Proceeds from issuance of preferred membership interests	61,613	—
Capital contributions from (distributions to) common member	(231,019)	44,329
Preferred membership interest dividends paid	(8,234)	(10,280)
Proceeds from issuance of variable funding notes	400,750	125,000
Principal payments of variable funding notes	(506,500)	—
Proceeds from issuance of medium-term notes	650,000	—
Principal payments of medium-term notes	(467,362)	(169,514)

Net cash used in financing activities	(105,516)	(13,119)

Net increase in cash and cash equivalents	12,318	56,393
Cash and cash equivalents, beginning of period	192,544	87,607

Cash and cash equivalents, end of period	$204,862	$144,000

Supplemental disclosures of cash flow information:
Interest and preferred membership interest dividends paid	$51,706	$117,965

Income taxes paid	$1,726	$692

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

  Basis of Presentation

Chesapeake Funding LLC ("Chesapeake" or "the Company") is a special purpose limited liability company, which was organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002 the Company's name was changed to Chesapeake Funding LLC. The sole common member of Chesapeake is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services LLC ("PHH" or "Vehicle Management Services"), a limited liability company and, from its date of organization to March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis").

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

3.    Debt

For the nine months ended September 30, 2002, the Company made principal payments to the holders of its Series 1999-2 Class A-1 notes totaling approximately $467 million.

The Company issued $650 million of medium-term Series 2002-1 notes in June 2002 bearing interest at a rate that is reset monthly at LIBOR plus 20 basis points for $295 million of such notes and LIBOR plus 27 basis points for $355 million of such notes.

The proceeds from this issuance were used to repay $500 million of the Company's then outstanding variable funding notes balance.

For the nine months ended September 30, 2002, the Company borrowed approximately $401 million under its variable funding notes.

In connection with the issuance of such notes, the Company issued senior preferred membership interests ("PMI's"), which approximated $62.9 million as of September 30, 2002. The holders of the PMI's are entitled to receive dividends at a rate equal to monthly LIBOR plus 170 basis points. The dividend periods correspond to the same interest periods as the variable funding notes. Dividends on the PMI's must be declared and paid on each dividend payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement.

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

Income from investment in related party special unit of beneficial interest in leases for the three and nine months ended September 30, 2002 decreased by $13.9 and $58.7 million, respectively. Such decreases are the result of declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for the three and nine months ended September 30, 2002 also decreased by $8.5 and $51.3 million, respectively, as a result of corresponding decreases in commercial paper rates and LIBOR. Accordingly, operating income decreased by $5.5 and $7.7 million, respectively, primarily as a result of the fact that the floating rate indices on which Lease SUBI lease billings are based decreased at a faster rate during 2002 than the commercial paper rates and LIBOR at which our floating rate debt expense accrues.

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

Delinquency Experience

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for the nine months ended September 30, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Nine Months Ended September 30,
	2002	2001
Percentage of billings delinquent (1)(2):
30-59 days	1.24%	1.41%
60 days or more	2.99%	2.91%

Total 30 or more days delinquent	4.23%	4.32%

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

Total delinquencies for the nine months ended September 30, 2002 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 60 days or more increased to 2.99% of total billings compared to 2.91% in the nine months ended September 30, 2001 due to the continuing effects of Chapter 11 bankruptcy filings of several customers and a lower level of billings partially offset by a decline in non-bankruptcy delinquent receivables of 60 days or more from the comparable period in 2001. Delinquencies of 30-59 days decreased to 1.24% in the nine months ended September 30, 2002 from 1.41% in the nine months ended September 30, 2001.

Loss and Recovery Experience

The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for the nine months ended September 30, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Nine Months Ended September 30,
	2002	2001
Ending dollar amount of leases (1)	$3,350,347	$3,269,426
Total billings for period	1,625,148	1,787,491
Gross losses (2)	770	1,826
Recoveries (3)	22	(19)

Net losses	$792	$1,807

Net losses as percentage of ending dollar amount of leases	0.02%	0.06%
Net losses as percentage of total billings for period	0.05%	0.10%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases decreased from .06% for the nine months ended September 30, 2001 to .02% for the nine months ended September 30, 2002 due to lower losses from bankruptcies in 2002. Net losses as a percentage of total billings decreased from .10% for the nine months ended September 30, 2001 to .05% for the nine months ended September 30, 2002 due to lower losses from bankruptcies in 2002. Gross losses with respect to bankrupt obligors generally are not recognized by Vehicle Management Services until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations with respect to fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of Vehicle Management Services' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the statement of income at that time.

Residual Value Loss Experience

The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for the nine months ended September 30, 2002 and 2001. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Nine Months Ended September 30,
	2002	2001
Total number of closed-end leases
scheduled to terminate	3,445	5,416
Number of sold vehicles	3,099	4,356
Full termination ratio (1)	89.96%	80.43%
Total loss on sold vehicles (2)	$(101)	$(5,256)
Average loss per sold vehicles (3)	$(32)	$(1,207)
Loss as a percentage of stated residual values of
sold vehicles (4)	(0.35%)	(11.93%)

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

Total residual value losses decreased $5.2 million to $101 thousand and the total number of sold vehicles decreased 28.9%. The decrease in units sold is the result of a lower number of closed-end leases scheduled to terminate and an increase in clients retaining vehicles beyond their original lease term. The average loss per vehicle returned and sold in the nine months ended September 30, 2002 decreased 97.3% from the comparable period in 2001 to $32 per unit. The decrease in residual value losses during 2002 is the result of establishing lower residual values at lease inception which was initiated in the beginning of 2000.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30,
	2002	2001
Dollar amount of conversions for period (1)	$4,862	$31,187
Ending dollar amount of leases	$3,350,347	$3,269,426
Conversions as a percentage of ending dollar amount of leases	0.15%	0.95%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Total conversions of floating rate leases to fixed rate leases were $4.9 million during the nine months ended September 30, 2002 compared with $31.2 million in the period ended September 30, 2001. Conversions of floating rate to fixed rate leases was lower for the nine months ended September 30, 2002 compared to the comparable period in 2001 due to continued low interest rates during the year.

Fleet Management Receivable Billing Experience

The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for the nine months ended September 30, 2002 and 2001. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Nine Months Ended September 30,
	2002	2001
Aggregate billings	$660,064	$789,926
Average monthly billings	73,340	87,770
Maximum monthly billings	83,744	118,358
Minimum monthly billings	57,175	63,268

Aggregate fleet management receivable billings decreased to $660.1 million during the nine months ended September 30, 2002 compared to $789.9 million during the nine months ended September 30, 2001. The primary factor for this decrease was a decrease in billings relating to vehicles purchased directly for customers.

Characteristics of Leases Allocated to Lease SUBI

The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of September 19, 2002 (the last monthly reporting period cutoff date during the third quarter of 2002). All of the leases and vehicles owned by DLPT as of September 19, 2002 were allocated to the Lease SUBI. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, which have an aggregate cost of $80,171,655 as of that date, because they are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases
Aggregate Unit Balance of Leases	$3,124,231,900.09
Number of Leases	209,578
Average Unit Balance	$14,907.25
Range of Unit Balances	$0.10 to $685,654.20
Aggregate Unit Balance of Open-End Leases	$3,015,890,095.64
Aggregate Unit Balance of Floating Rate Leases	$2,338,839,097.08
Aggregate Lease Balance of CP Rate Index Floating Rate leases	$2,282,298,989.11
Weighted Average Spread Over CP Rate	0.346%
Range of Spreads Over CP Rate	0.00% to 3.00%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than CP Rate	$56,540,107.97
Aggregate Unit Balance of Fixed Rate Leases	$785,392,803.01
Weighted Average Fixed Rate	5.682%
Range of Fixed Rates	0.000% to 19.152%
Weighted Average Original Lease Term	62.73 months
Range of Original Lease Terms	6 to 132 months
Weighted Average Remaining Term	43.17 months
Range of Remaining Terms	0 to 120 months
Aggregate Unit Balance of Closed-End Leases	$108,341,804.45
Average Unit Balance of Closed-End Leases	$14,021.20
Range of Unit Balance of Closed-End Leases	$0.10 to $206,834.75
Average Stated Residual Value of Closed-End Leases	$8,927.30

Note: Dollar amounts are in whole amounts.

As of September 19, 2002, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $110,476,012. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $462,816,026 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $794,629,898.

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

  •
  changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;

  •
  the effects of changes in interest rates; and

  •
  changes in laws and regulations, including changes in accounting standards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used September 30, 2002 interest rates to perform a sensitivity analysis. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

  (a)
  Evaluation and Disclosure controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating our company required to be included in our reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

        See Exhibit Index

(b)  Reports on Form 8-K

On August 14, 2002, we filed a current report on Form 8-K to report under Item 5 the certification by our executives of our financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE FUNDING LLC
Date: November 13, 2002	By:	/s/ NEIL J. CASHEN Neil J. Cashen Chief Financial Officer

I, George J. Kilroy, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of Chesapeake Funding LLC;

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ GEORGE J. KILROY George J. Kilroy Chief Executive Officer and President

I, Neil J. Cashen, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of Chesapeake Funding LLC;

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ NEIL J. CASHEN Neil J. Cashen Chief Financial Officer

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Formation of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), incorporated by reference to the Registration Statement on Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
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
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Chesapeake Funding LLC Index
  Item 1. Financial Statements
Chesapeake Funding LLC CONDENSED STATEMENTS OF INCOME (in thousands)
Chesapeake Funding LLC CONDENSED BALANCE SHEETS (In thousands)
Chesapeake Funding LLC CONDENSED STATEMENTS OF CASH FLOWS (in thousands)
Chesapeake Funding LLC NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index