Form 10-K
period 2002-12-31
CHESAPEAKE FUNDING LLC
filed 2003-03-10
CIK 1117392

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission File No. 333-40708

Chesapeake Funding LLC
(Formerly known as Greyhound Funding LLC)
(Exact name of Registrant as specified in its charter)

Delaware	51-0391968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
307 International Circle Hunt Valley, Maryland (Address of principal executive office)	21030 (Zip Code)
(410) 771-1900 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Chesapeake Funding LLC

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	3
2	Properties	5
3	Legal Proceedings	5
4	Submission of Matters to a Vote of Security Holders	5
	PART II
5	Market for the Registrant's Common Equity and Related Security Holder Matters	5
6	Selected Financial Data	6
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
7a	Quantitative and Qualitative Disclosures about Market Risk	13
8	Financial Statements and Supplementary Data	14
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
	PART III
10	Directors and Executive Officers of the Registrant	14
11	Executive Compensation	15
12	Security Ownership of Certain Beneficial Owners and Management	15
13	Certain Relationships and Related Transactions	15
14	Controls and Procedures	16
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	16
	Signatures	17
	Certifications	18

CHESAPEAKE FUNDING LLC

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

  •
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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the "Company", "Chesapeake", "we", "our" or "us" means Chesapeake Funding LLC.

Chesapeake Funding LLC ("Chesapeake" or "the Company") is a special purpose limited liability company, which was organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002, the Company's name was changed to Chesapeake Funding LLC. The sole common member of Chesapeake is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services, LLC ("VMS"), a limited liability company and, from its date of organization to March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis").

On March 1, 2001, Avis was acquired by PHH Corporation. VMS became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporation. All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. No significant adjustments were made by the Company.

We were formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring and holding a special unit of beneficial interest in certain leases (the "Lease SUBI"), and acquiring and holding a portion of a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI" and together with the Lease SUBI, the "SUBI's") owned by D.L. Peterson Trust ("DLPT"). The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT. DLPT is a Delaware statutory trust established by VMS in order to administer the titling and to act as the lessor of the vehicles in connection with the financing and transfer of vehicles subject to leases. We own a certificate representing the Lease SUBI (the "Lease SUBI Certificate") and a certificate representing an interest in the Fleet Receivable SUBI which entitles Chesapeake to receive up to $80 million a month of the collections received in respect of the fleet services receivables (the "Fleet Receivable SUBI Certificate"). VMS acts as servicer of the assets held by DLPT, including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, VMS will maintain all property, equipment and employees required to perform the servicing activities. The Fleet Receivable SUBI Certificate and the Lease SUBI Certificate were issued by DLPT to Raven, which were then contributed to Chesapeake by Raven.

At December 31, 2002, the principal balance of the leases and vehicles allocated to the Lease SUBI was approximately $3.5 billion and the principal balance of the fleet management receivables represented by our interest in the Fleet Receivables SUBI was $80 million. The leases and related vehicles allocated to the Lease SUBI are open-end and closed-end leases of cars, trucks and other motorized vehicles or equipment. As of December 31, 2002, approximately 97% of the leases were open-end leases and approximately 85% of the vehicles subject to the leases were cars and light-duty trucks. The lessees under the leases and the obligors under the fleet management receivables allocated to the SUBIs are primarily companies which have greater than 100 fleet vehicles under lease and/or management.

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

The lease agreements are "triple net" leases under which the lessees are responsible for all incidental costs, such as insurance and ongoing maintenance of the vehicles, and are obligated to pay all costs, expenses, fees, charges and taxes incurred in connection with the use, operation, titling and registration of the vehicles. The leases allocate all risk of loss or damage to the vehicles to the lessees, and provide that the lessees are obligated to indemnify DLPT and VMS against all claims, liabilities, costs and expenses relating to or arising out of the possession, use or operation of the vehicles by the lessees or their representatives. Upon default by the lessee under a lease, the lessor has the right to terminate the lease agreement and repossess and sell the related vehicles.

VMS acts as the servicer of the DLPT leases, vehicles and receivables in which we have invested through our acquisition of the SUBIs pursuant to a servicing agreement dated as of June 30, 1999 (the "Servicing Agreement"). VMS' servicing duties include, among other things, (i) contacting potential lessees, (ii) evaluating the creditworthiness of potential lessees, (iii) negotiating lease agreements, (iv) collecting and posting payments on the leases, fleet management receivables and any other assets of DLPT, (v) responding to inquiries of lessees, (vi) investigating and resolving delinquencies, (vii) sending payment statements and reporting tax information to lessees, (viii) disposing of returned vehicles, (ix) paying the costs of disposition of vehicles related to charged-off leases and vehicles rejected by the lessees, (x) administering the leases, (xi) amending payment due dates and making other modifications to the leases, (xii) approving vehicle repairs and (xiii) accounting for collections. VMS as servicer is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI. VMS, as administrator, is also entitled to receive a monthly fee for its services in an amount approximately equal to 0.01% per annum of our assets.

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

On June 10, 2002, we sold our Series 2002-1 Senior Preferred Membership Interests (the "Series 2002-1 PMIs") having an aggregate liquidation preference of $62,908,543 to a subsidiary of Raven which financed its purchase of the Series 2002-1 PMIs by issuing its own asset-backed notes and senior preferred membership interests to a group of multi-seller commercial paper conduits. The net proceeds of the Series 2002-1 PMIs were $62,908,543 after deduction of fees and expenses. The sale of the Series 2002-1 PMIs to the subsidiary of Raven was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,			Period from June 24, 1999 (inception) through December 31,
	2002	2001	2000	1999
		(in thousands)
Statement Income Data:
Income from investment in related party special unit of beneficial interest in leases	$152,157	$214,100	$250,956	$106,547
Interest expense	(63,831)	(115,722)	(172,764)	(71,776)
Service fee to related party	(7,377)	(7,459)	(6,592)	(2,609)

Total expenses	(71,208)	(123,181)	(179,356)	(74,385)
Other income	3,697	6,874	10,530	4,250

Income before income taxes	84,646	97,793	82,130	36,412
Income tax provision	(2,116)	(2,456)	(2,063)	(763)

Income before cumulative effect of accounting change	82,530	95,337	80,067	35,649
Cumulative effect of accounting change	—	(7,660)	—	—

Net income	$82,530	$87,677	$80,067	$35,649

	As of December 31,
	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$165,549	$192,544	$87,607	$93,531
Restricted cash	97,006	78,988	62,002	62,168
Special unit of beneficial interest in receivables (related party)	80,000	80,000	80,000	80,000
Special unit of beneficial interest in leases (related party)	3,485,536	3,413,920	3,270,601	2,926,686
Total Assets	3,851,359	3,785,153	3,517,205	3,173,151
Medium-term notes	2,103,925	1,485,448	1,000,000	1,000,000
Variable funding notes	567,017	1,145,717	1,624,521	1,363,187
Total Liabilities	2,681,223	2,643,279	2,644,352	2,379,307
Members' Equity	1,169,136	1,141,874	872,853	793,844
Total Liabilities and Members' Equity	3,851,359	3,785,153	3,517,205	3,173,151

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our Business section and our Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in thousands.

We are a limited purpose entity formed in June 1999. Our activities are limited to acquiring and holding an investment in the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles owned by DLPT) and a portion of the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet management receivables owned by DLPT), issuing indebtedness and preferred membership interests to finance such investment and engaging in other activities that are related or incidental to the foregoing and necessary, convenient or advisable to accomplish the foregoing. We do not conduct operating activities.

Income from investment in related party special unit of beneficial interest in leases for 2002 decreased by $61.9 million to $152.2 million from $214.1 million in 2001. Such decrease is a result of declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for 2002 decreased by $51.9 million to $63.8 million from $115.7 million in 2001, as a result of decreases in commercial paper rates and LIBOR partially offset by an increase in deferred financing fee amortization due to recent financings. Operating income for 2002 decreased by $10.0 million to $80.9 million from $90.9 million in 2001, as a result of increased deferred financing fee amortization due to recent financings and smaller spreads between interest billed and interest expense for fixed rate leases.

Income from investment in related party special unit of beneficial interest in leases for 2001 decreased by $36.9 million to $214.1 million from $251.0 million in 2000. Such decrease is a result of declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for 2001 decreased by $57.1 million to $115.7 million from $172.8 million in 2000, as a result of decreases in commercial paper rates and LIBOR. Operating income for 2001 increased by $19.3 million to $90.9 million from $71.6 million in 2000, primarily as a result of the fact that the rate indices on which Lease SUBI lease billings are based did not decrease as much during 2001 as did the commercial paper rates and LIBOR at which our floating rate debt expense accrues.

The principal source of our revenue is payments received on the Lease SUBI held by us. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management receivable billing experience, in each case for leases and fleet management receivables that are of the same type as those allocated to the Lease SUBI and the Fleet Receivable SUBI.

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

Delinquency Experience

The following table sets forth delinquency experience data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the years ended December 31, 2002 through December 31, 1998. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Percentage of Billings Delinquent:(1)(2)
30-59 Days	1.13%	1.30%	1.08%	1.44%	1.44%
60 Days or More	2.96%	2.93%	1.89%	2.30%	2.96%

Total 30 or More Days Delinquent	4.09%	4.23%	2.97%	3.74%	4.40%

(1)
The period of delinquency is based on the number of days payments are contractually past due.
(2)
Represents an average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and fleet management receivables that were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and fleet management receivables that were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

Total delinquencies for 2002 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased for 2002 to 1.13% from 1.30% for 2001. Delinquencies of 60 days or more increased to 2.96% of total billings in 2002 compared to 2.93% of total billings in 2001 due to the continuing effects of Chapter 11 bankruptcy filings of several customers and a lower level of billings partially offset by a decline in non-bankruptcy delinquent receivables of 60 days or more from the comparable period in 2001.

Loss and Recovery Experience

The following table sets forth loss and recovery experience data with respect to VMS' leases and fleet management receivables for the years ended December 31, 2002 through December 31, 1998. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Ending dollar amount of leases(1)	$3,485,536	$3,413,920	$3,270,601	$2,926,686	$2,846,065
Total Billings for Period	2,195,869	2,334,778	2,102,210	1,954,603	2,040,893
Gross Losses(2)	764	1,842	437	1,399	1,495
Recoveries(3)	(97)	(21)	(239)	(251)	(40)

Net Losses	$667	$1,821	$198	$1,148	$1,455

Net losses as percentage of
ending dollar amount of leases	0.02%	0.05%	0.01%	0.04%	0.05%
Net losses as percentage of
total billings for period	0.03%	0.08%	0.01%	0.06%	0.07%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases decreased to 0.02% in 2002 from 0.05% in 2001 due to lower losses from bankruptcies in 2002. Net losses as a percentage of total billings decreased from 0.08% for 2001 to 0.03% in 2002 for the same reason.

Gross losses in respect of bankrupt obligors generally are not recognized by VMS until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of VMS' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the income statement at that time.

Residual Value Loss Experience

The following table sets forth residual value loss experience data for VMS' closed-end leases for the years ended December 31, 2002 through December 31, 1998. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Total number of closed-end leases
Scheduled to terminate	3,738	5,828	4,420	3,295	3,655
Number of sold vehicles	3,521	5,000	4,350	3,657	3,966
Full termination ratio(1)	94.19%	85.79%	98.42%	110.99%	108.51%
Total loss on sold vehicles(2)	$(47)	$(5,796)	$(4,724)	$(2,470)	$(553)
Average loss per sold vehicles(3)	$(13)	$(1,159)	$(1,086)	$(675)	$(139)
Loss as a percentage of stated residual values of sold vehicles(4)	(0.14%)	(11.58%)	(10.22%)	(6.72%)	(1.64%)

(1)
The ratio of the number of vehicles sold during the period to the number of vehicles scheduled to terminate during the period, expressed as a percentage.
(2)
Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles. Total loss does not include any effect from fair value adjustments resulting from purchase accounting.
(3)
Per vehicle dollar amounts are not in thousands.
(4)
Represents the ratio of total losses on vehicles sold during the period to the stated residual values of those vehicles, expressed as a percentage.

Total residual value losses decreased $5.7 million to $47 thousand for 2002 from $5.8 million for 2001 and the total number of vehicles sold decreased 29.6%. The decrease in units sold is the result of a lower number of closed-end leases terminating and an increase in clients retaining vehicles beyond their original lease term. The average loss per vehicle returned and sold decreased 98.9% to $13 per unit for 2002 from $1,159 per unit for 2001. The decrease in residual value losses during 2002 is the result of VMS establishing lower residual values at lease inception which was initiated in the beginning of 2000. Management believes that this more conservative approach to setting residual values initiated in the beginning of 2000 will continue to result in lower residual value losses then were expected in 2000 and 2001 as the related vehicles come off lease in future years.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases for the years ended December 31, 2002 through December 31, 1998.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Dollar amount of conversions for period(1)	$5,406	$38,027	$21,313	$28,850	$100,173
Ending dollar amount of leases(2)	3,485,536	3,413,920	3,270,601	2,926,686	2,846,065
Conversions as a percentage of ending dollar amount of leases	0.16%	1.11%	0.65%	0.98%	3.52%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Total conversions of floating rate leases to fixed rate leases were approximately $5.4 million for 2002 compared with $38 million for 2001. Conversions of floating rate to fixed rate leases were lower in 2002 compared to 2001 due to a continued decline in interest rates experienced during 2002. Management anticipates that if interest rates begin to rise, conversions of floating rate leases to fixed rate leases could exceed historical levels, but such event would have no impact on our ability to service our debt.

Fleet Management Receivable Billing Experience

The following table sets forth data for VMS' aggregate billings of fleet management receivables for the years ended December 31, 2002 through December 31, 1998. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Aggregate Billings	$910,973	$1,019,223	$819,474	$724,412	$822,757
Average Monthly Billings	75,914	84,935	68,290	60,368	68,563
Maximum Monthly Billings	91,612	118,358	77,612	68,753	79,346
Minimum Monthly Billings	57,175	63,268	58,052	51,277	60,182

Aggregate fleet management receivable billings decreased to $911 million for 2002 compared to $1 billion for 2001. The primary factor for this decrease was a decrease in billings relating to company-owned vehicles, which are purchased directly for customers.

Characteristics of Leases Allocated to Lease SUBI

The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of December 19, 2002 (the last Lease SUBI monthly reporting period cutoff date during the fiscal year). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $174,160,541 as of that date because such vehicles are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases

Aggregate Unit Balance of Leases	$3,136,792,121.12
Number of Leases	210,961
Average Unit Balance	$14,869.06
Range of Unit Balances	$6.00 to $690,181.80
Aggregate Unit Balance of Open-End Leases	$3,043,807,390.01
Aggregate Unit Balance of Floating Rate Leases	$2,379,269,962.40
Aggregate Lease Balance of CP Rate Index Floating Rate Leases	$2,303,129,174.20
Weighted Average Spread Over CP Rate	0.342%
Range of Spreads Over CP Rate	0.00% to 3.00%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than CP Rate	$76,140,788.20
Aggregate Unit Balance of Fixed Rate Leases	$757,522,158.72
Weighted Average Fixed Rate	5.457%
Range of Fixed Rates	0.000% to 19.152%
Weighted Average Original Lease Term	62.73 months
Range of Original Lease Terms	6 to 132 months
Weighted Average Remaining Term	43.07 months
Range of Remaining Terms	0 to 119 months
Aggregate Unit Balance of Closed-End Leases	$92,984,731.11
Average Unit Balance of Closed-End Leases	$13,241.92
Range of Unit Balances of Closed-End Leases	$54.98 to $545,002.83
Average Stated Residual Value of Leased Vehicles	$8,498.64
Note: Dollar amount are in whole amounts.

As of December 19, 2002, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $130,851,879, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $499,686,225 and the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $805,412,088.

Recently Issued Accounting Pronouncements

Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such

interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. We will adopt these provisions on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this interpretation as of December 31, 2002, as required by this interpretation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used December 31, 2002 interest rates to perform this sensitivity analysis. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material to our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We do not have directors. We are managed by our managers. Set forth below is certain information regarding our managers and executive officers:

Name	Age	Office	Served Since	Business Experience
Kevin Burns	33	Manager	1999	Managing Director of Global Securitization Services, a manager of special purpose vehicles, since 1996. Previously a Vice President of Lord Securities Corporation.
Joseph W. Weikel	48	Manager	1999	Senior Vice President, General Counsel of VMS since 2001. Previously, General Counsel for VMS.
Tony Wong	27	Manager	1999	Assistant Vice President of Global Securitization Services, a manager of special purpose vehicles, since 1998. Previously, a mutual fund accountant with Morgan Stanley, Dean Witter, Discover & Co.
George J. Kilroy	55	Chief Executive Officer	2001	President, Chief Executive Officer of VMS since 2001. Previously Senior Vice President for VMS.
Neil J. Cashen	48	Chief Financial Officer	1999	Executive Vice President, Chief Operating Officer of VMS since 2001. Previously Senior Vice President of Finance for VMS.
Bradley J. Howatt	41	Chief Accounting Officer	2002	Vice President and Controller of VMS since 1999. Previously Director of Financial Operations for VMS.

Mr. Burns and Mr. Wong are employees of Global Securitization Services, LLC ("Global") and are "independent" managers. Global provides certain administrative services to us pursuant to a Management Agreement dated as of June 30, 1999. These services include, among others, designating persons to serve as our managers and officers. Mr. Kilroy, Mr. Cashen, Mr. Howatt and Mr. Weikel are officers of VMS, which is the indirect owner of all of our common membership interests.

ITEM 11. EXECUTIVE COMPENSATION

We do not pay any compensation to our managers or officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information regarding ownership of our common and preferred membership interests as of March 10, 2003:

Title of Class	Name and Address Of Beneficial Owner	Percent of Class
Common Membership Interests	Raven Funding LLC 307 International Circle Hunt Valley, Maryland 21030	100%
Series 1999-2 Preferred Membership Interests	Park Avenue Receivables Corporation 114 West 47th Street—Suite 1715 New York, New York 10036	100%
Series 1999-3 Preferred Membership Interests	Hunt Valley LLC 307 International Circle Hunt Valley, Maryland 21030	100%
Series 2001-1 Preferred Membership Interests	Shawan LLC 307 International Circle Hunt Valley, Maryland 21030	100%
Series 2002-1 Preferred Membership Interests	Inner Harbor LLC 307 International Circle Hunt Valley, Maryland 21030	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have no employees other than our managers. We have entered into an Administration Agreement with VMS who has agreed to perform our various administrative duties under the Indenture and related agreements pursuant to which our outstanding indebtedness has been issued, including the preparation and delivery of reports, notices, documents and other information that we are required to deliver or make available under the Indenture. In addition, VMS has agreed to perform other activities at our request in connection with our assets so long as those activities are reasonably within its capability. VMS, as administrator, has agreed to indemnify and hold us harmless for losses or damages arising from acts, omissions or alleged acts or omissions of VMS, as administrator, other than acts, omissions or alleged acts or omissions that constitute bad faith, negligence or willful misconduct by us. VMS is not permitted to resign as administrator under the Administration Agreement, and the Administration Agreement will not terminate, until the termination of the Indenture and the payment in full of all Notes. VMS, as administrator, is entitled to receive a monthly fee for its services in an amount approximately equal to 0.01% per annum of our assets.

VMS also acts as a servicer of the leases, vehicles and fleet management receivables owned by DLPT and allocated to our SUBIs pursuant to the Servicing Agreement described in Item 1 above. VMS is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act.

(b)    Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15 (a) (1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 15 (a) (3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15 (b) REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE FUNDING LLC
By:	/s/ Joseph W. Weikel
Joseph W. Weikel Manager Date: March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George J. Kilroy (George J. Kilroy)	Chief Executive Officer	March 10, 2003
/s/ Neil J. Cashen (Neil J. Cashen)	Chief Financial Officer	March 10, 2003
/s/ Bradley J. Howatt (Bradley J. Howatt)	Chief Accounting Officer	March 10, 2003
/s/ Joseph W. Weikel (Joseph W. Weikel)	Manager	March 10, 2003
/s/ Kevin Burns (Kevin Burns)	Manager	March 10, 2003
/s/ Tony Wong Tony Wong	Manager	March 10, 2003

CERTIFICATIONS

I, George J. Kilroy, certify that:

1)
I have reviewed this annual report on Form 10-K of Chesapeake Funding LLC;

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ George J. Kilroy George J. Kilroy Chief Executive Officer and President

Date: March 10, 2003

I, Neil J. Cashen, certify that:

1)
I have reviewed this annual report on Form 10-K of Chesapeake Funding LLC;

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Neil J. Cashen Neil J. Cashen Chief Financial Officer

Date: March 10, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Chesapeake Funding LLC

We have audited the accompanying balance sheets of Chesapeake Funding LLC (the "Company"), an affiliate of PHH Vehicle Management Services LLC as of December 31, 2002 and 2001, and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity.

/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland
January 29, 2003

Chesapeake Funding LLC
STATEMENTS OF INCOME
(in thousands)

	Year Ended December 31,
	2002	2001	2000
Income:
Income from investment in related party special unit of beneficial interest in leases	$152,157	$214,100	$250,956
Expenses:
Interest expense	63,831	115,722	172,764
Other expenses	7,377	7,459	6,592

Total expenses	71,208	123,181	179,356

Operating income	80,949	90,919	71,600
Interest income	3,697	6,874	10,530

Income before income taxes	84,646	97,793	82,130
Income tax provision	2,116	2,456	2,063

Income before cumulative effect of accounting change	82,530	95,337	80,067
Cumulative effect of accounting change, net of tax	—	(7,660)	—

Net income	$82,530	$87,677	$80,067

See Notes to Consolidated Financial Statements.

Chesapeake Funding LLC

BALANCE SHEETS

(in thousands)

	As of December 31,
	2002	2001
Assets:
Cash and cash equivalents	$165,549	$192,544
Restricted cash	97,006	78,988
Special unit of beneficial interest in fleet receivables (related party)	80,000	80,000
Special unit of beneficial interest in leases (related party)	3,485,536	3,413,920
Income tax receivable	415	—
Other assets	22,853	19,701

Total Assets	$3,851,359	$3,785,153

Liabilities and Members' Equity
Liabilities:
Accrued interest and income taxes payable	$3,556	$6,353
Deferred income taxes	7,725	5,761
Medium-term notes	2,103,925	1,485,448
Variable funding notes	567,017	1,145,717

Total Liabilites	2,682,223	2,643,279

Members' Equity:
Preferred membership interests	364,073	302,460
Common membership interests, no par value	633,000	685,550
Note receivable from common member	(53,289)	—
Retained earnings	225,352	153,864

Total Members' Equity	1,169,136	1,141,874

Total Liabilites and Members' Equity	$3,851,359	$3,785,153

See Notes to Financial Statements.

Chesapeake Funding LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activites:
Net income	$82,530	$87,677	$80,067
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	7,737	—
Amortization of deferred financing costs	4,949	703	2,302
Deferred income taxes	1,964	525	219
Net losses (gains) on interest rate cap	1,805	(2,818)	—
Changes in other assets and liabilities:
Accrued interest and income taxes payable	(2,797)	(8,319)	3,492
Income tax receivable	(415)	—	—
Other assets	(107)	—	—
Restricted cash	(18,018)	(16,986)	166

Net cash provided by operating activities	69,911	68,519	86,246

Investing activites:
Special unit of beneficial interest in leases (related party)	(71,616)	(143,319)	(343,915)

Net cash used in investing activities	(71,616)	(143,319)	(343,915)

Financing activites:
Payment of deferred financing fees	(9,799)	(6,461)	(4,026)
Purchase of interest rate cap	—	(1,790)	(4,505)
Proceeds from issuance of preferred membership interests	62,908	72,587	—
Preferred membership interest distribution to common member	(1,295)
Payment of preferred membership interests	—	(32,578)	—
Capital (distribution to)/contribution from common member, net	(105,839)	158,063	17,426
Distributions paid	(11,042)	(16,728)	(18,484)
Proceeds from issuance of variable funding notes	548,750	250,600	380,221
Payment of variable funding notes	(1,127,450)	(729,404)	(118,887)
Proceeds from issuance of medium-term notes	1,194,900	750,000	—
Payment of medium-term notes	(576,423)	(264,552)	—

Net cash (used in) provided by financing activities	(25,290)	179,737	251,745

Net (decrease) increase in cash and cash equivalents	(26,995)	104,937	(5,924)
Cash and cash equivalents, beginning of period	192,544	87,607	93,531

Cash and cash equivalents, end of period	$165,549	$192,544	$87,607

Supplemental disclosure of cash flow information:
Interest paid, net of $2,037 received under cap agreement in 2000	$58,232	$139,673	$167,190
Income tax payments	$2,068	$1,539	$2,108

See Notes to Financial Statements.

Chesapeake Funding LLC

STATEMENTS OF MEMBERS' EQUITY

(in thousands)

	Preferred Membership Interest	Common Membership Interest	Note Receivable From Common Member	Retained Earnings	Total Members' Equity
BALANCE, December 31, 1999	$262,451	$510,061	$—	$21,332	$793,844
Net income	—	—	—	80,067	80,067
Equity contribution at SUBI settlement, net	—	17,426	—	—	17,426
Preferred membership distributions	—	—	—	(18,484)	(18,484)

BALANCE, December 31, 2000	262,451	527,487	—	82,915	872,853
Net income	—	—	—	87,677	87,677
Equity contribution at SUBI settlement, net	—	158,063	—	—	158,063
Common membership distributions	—	—	—	(2,776)	(2,776)
Issuance of preferred membership interest	72,587	—	—	—	72,587
Paydown of preferred membership interest	(32,578)	—	—	—	(32,578)
Preferred membership distributions	—	—	—	(13,952)	(13,952)

BALANCE, December 31, 2001	302,460	685,550	—	153,864	1,141,874
Net income	—	—	—	82,530	82,530
Equity distribution at SUBI settlement, net	—	(105,839)	—	—	(105,839)
Issuance of preferred membership interest	62,908	—	—	—	62,908
Redemption of preferred membership interest	(1,295)	—	—	—	(1,295)
Issuance of Note Receivable from common member	—	53,289	—		53,300
Note receivable—Common Member	—	—	(53,289)	—	(53,300)
Preferred membership distributions	—	—	—	(11,042)	(11,042)

BALANCE, December 31, 2002	$364,073	$633,000	$(53,289)	$225,352	$1,169,136

See Notes to Financial Statements.

Chesapeake Funding LLC
NOTES TO FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation—Chesapeake Funding LLC ("Chesapeake" or "the Company") is a special purpose limited liability company, which was organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002, the Company's name was changed to Chesapeake Funding LLC. The sole common member of Chesapeake is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services, LLC ("VMS"), a limited liability company and, from its date of organization to March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis").

  On March 1, 2001, Avis was acquired by PHH Corporation. VMS became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporaton. All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. No significant adjustments were made by the Company.

  Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring and holding a special unit of beneficial interest in certain leases (the "Lease SUBI") and acquiring and holding a portion of a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") owned by D.L. Peterson Trust ("DLPT"). The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT ("SUBI Assets"). DLPT is a Delaware statutory trust established by VMS in order to administer the titling and to act as lessor of the vehicles in connection with the financing and transfer of vehicles subject to leases. Chesapeake owns a certificate representing the Lease SUBI (the "Lease SUBI Certificate") and a certificate representing an interest in the Fleet Receivable SUBI in an amount up to $80 million (the "Fleet Receivable SUBI Certificate"). VMS acts as servicer of the assets held by DLPT including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, VMS will maintain all property, equipment and employees required to perform the servicing activities. The Fleet Receivable SUBI Certificate and the Lease SUBI Certificate were issued by DLPT to Raven, and were then contributed to Chesapeake by Raven.

  In presenting the financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

  Cash and Cash Equivalents—Cash and cash equivalents represent payments collected on receivables and leases that are allocated to the Fleet Receivable SUBI Certificate and the Lease SUBI Certificate, which are the collateral for the Company's asset backed financing structure (see Note 4—Debt) and all investments purchased with an original maturity of three months or less.

  Restricted Cash—The Company is required to set aside certain amounts of cash, which is not readily available for disbursements, by its debt agreements to provide additional credit enhancement on the Company's medium-term notes and variable funding notes (see Note 4—Debt).

  Revenue Recognition—The Company recognizes income from its Lease SUBI as DLPT recognizes income on its lease portfolio and management fees billed on the lease portfolio. The majority of leases within DLPT's lease portfolio are operating leases (see Note 3—Special Unit of Beneficial Interest in Leases (Related Party)) and, therefore, Lease SUBI income represents the monthly lease payment from the lessee minus the depreciation on the related vehicle. Amounts charged to the lessees for interest are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest can also be based on a fixed rate that would remain constant for the life of the lease. The Lease SUBI requires DLPT to remit its income computed as described above to the certificate holder on a monthly basis.

  Deferred Financing Fees—Deferred financing fees, which are included as a component of other assets on the Company's Balance Sheets, are costs incurred in connection with issuing debt and are amortized on the interest method based upon anticipated amortization of the respective portfolios. Such amortization for the years ended December 31, 2002, 2001 and 2000 were $4,949, $703 and $2,302 respectively, are included in interest expense in the accompanying Statements of Income.

  Equity Contributions and SUBI Settlements—As the Company acquires interests in vehicles and leases allocated to the Lease SUBI from Raven throughout each month, the Company computes the amount by which the fair market value of the interests acquired (equal to Raven's adjusted basis) exceeds the cash consideration paid for such interests. Such excess amounts are considered capital contributions. Upon monthly settlement, or upon other dates as may be determined by the Company from time to time, collections on leases, vehicles and receivables in excess of amounts applied to pay servicing fees, expenses, debt service, preferred equity distributions and other obligations of the Company are distributed to Raven. Under Delaware law and the limited liability company agreement of the Company, such amounts are considered equity transactions and are recorded as such in the accompanying Statements of Members' Equity.

  Derivative Financial Instruments—Certain of the Company's debt indentures require the Company to maintain interest rate caps to manage fluctuations in interest rates. The interest rate caps do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value in the Company's Balance Sheet, with the related changes in fair value recorded currently in earnings as a component of interest expense.

  Change in Accounting Policy

  Derivative Instruments.    On January 1, 2001, the Company adopted the provisions of SFAS No. 133, which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Balance Sheet at January 1, 2001. The adoption of SFAS No. 133 resulted in the recognition of a non-cash charge of $7.7 million, ($7.6 million net of tax), in the Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to the Company's interest rate caps.

  Recently Issued Accounting Pronouncements

  Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. The Company will adopt these provisions on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with annual periods ending after December 15, 2002. The Company has applied the disclosure provisions of this interpretation as of December 31, 2002, as required by this interpretation.

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long—Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposals of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. There was no impact on the financial statements of the Company as a result of the adoption of this standard.

2. SPECIAL UNIT OF BENEFICIAL INTEREST IN FLEET RECEIVABLES (RELATED PARTY)

  The Fleet Receivable SUBI Certificate represents the beneficial interest in $80 million of VMS's fleet receivables ("Fleet Receivables") acquired by Raven and contributed to the Company. The Fleet Receivables include payment obligations arising from fuel card programs, vehicle maintenance charges, company-owned billings (billings for vehicles that are not leased by DLPT) and accident management services. Raven owns a certificate representing any amount of Fleet Receivables over $80 million, which has not been assigned to the Company. The Company holds the Fleet Receivable SUBI Certificate to provide it with additional credit enhancement for its medium term and variable funding notes. The Fleet Receivables are not interest bearing and the Company will not recognize revenue as a result of its holding the Fleet Receivable SUBI Certificate.

  Accounts receivable in the financial statements of DLPT consisted of the following:

	2002	2001
Accounts receivable balance	$109,833	$146,584
Allowance for doubtful accounts	(9,800)	(7,359)

	100,033	139,225
Assignments under Fleet Receivable SUBI	(80,000)	(80,000)
Assignments under Excess Fleet Receivable SUBI	(20,033)	(59,225)

	$—	$—

3. SPECIAL UNIT OF BENEFICIAL INTEREST IN LEASES (RELATED PARTY)

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

  Open-end Operating Leases—Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. Sale of the vehicles upon termination of the lease is for the account of the lessee except for a minimum residual value, which DLPT guarantees. DLPT guarantees 16% of the fair market value (defined as the vehicle's capitalized cost if it is sold during the period from the beginning of the thirteenth through the end of the twenty-fourth month of its rental term and is included in net investment leases on DLPT's balance sheet) of the vehicles at the time of sale. If the vehicle is sold anytime after the twenty-fourth month of its rental term, the fair market value is the fair market value of the vehicle at the beginning of the monthly renewal period immediately preceding the date of sale. The guarantee is adjusted for any excess wear and tear or any excess mileage. Sale of the vehicle upon termination is for the account of the lessee subject to the 16% guarantee.

  Closed-end Operating Leases—Under these leases, the minimum lease term is 18 months, however, 24 and 36 month lease terms are the most prevalent. These leases are cancelable under certain conditions. The residual values for the closed-end leases are included in the investment in leases and leased vehicles. Residual value estimates are made utilizing third party estimates and VMS's internal expertise. Sale of the vehicles upon termination is for the account of the lessor.

  At December 31, 2002 and 2001, DLPT's net investment in leases and leased vehicles for all operating leases was approximately $3.4 billion and $3.3 billion, respectively.

  Open-end Direct Financing Leases—Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. Sale of the vehicles upon termination of the lease is for the account of the lessee and the lessee guarantees that the lessor will receive the full residual value of the vehicle upon lease termination. At December 31, 2002 and 2001, the net investment in leases and leased vehicles for direct financing leases was approximately $60 million and $103 million, respectively.

  Paid-in-Advance Vehicles—Paid-in-advance vehicles represent disbursements for vehicles ordered at the request of lessees party to a master lease agreement. These vehicles will ultimately become subject to eligible leases under the Lease SUBI when they are delivered to the ultimate customer. Paid-in-advance balances are allocated to open-end operating, closed-end operating and open-end direct financing leases on DLPT's balance sheet.

  Long-lived Assets—Long-lived assets, carried on DLPT's balance sheet, are comprised primarily of net investments in leased assets. Such assets are reviewed by DLPT for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether any impairment exists pursuant to the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets. Any impairment loss recorded by DLPT would reduce the income from investment in related party special unit of beneficial interest in leases on the Company's statement of income. During the years ended December 31, 2002, 2001, and 2000 DLPT did not incur any impairment losses.

  Under the open-end operating and direct financing lease arrangements the minimum lease term is 12 months. The client can elect to renew the lease on a month-to-month basis or cancel the lease.    At December 31, 2002, future minimum lease payments to be received on DLPT's operating and finance leases are as follows. Future minimum lease payments do not include amounts representing interest as such interest components are charged at variable rates which reset monthly.

	Operating Leases	Financing Leases	Total
2003	$1,171,226	$25,285	$1,196,511
2004	967,879	20,048	987,927
2005	685,017	11,438	696,455
2006	337,737	2,674	340,411
2007	123,784	158	123,942
Thereafter	140,290	—	140,290

Total	$3,425,933	$59,603	$3,485,536

  Net Investment in Leases Qualifying for SUBI Classification—A summary of DLPT's net investment in leases recorded by DLPT consists of the following (in thousands):

	December 31,
	2002	2001
Vehicles under open-end operating leases	$6,348,112	$6,058,499
Vehicles under closed-end operating leases	169,470	209,020
Vehicles held for sale	26,034	35,788

	6,543,616	6,303,307
Less accumulated depreciation	(3,117,683)	(2,992,861)

	3,425,933	3,310,446
Gross receivables under direct financing leases	65,926	114,452
Unearned income	(6,323)	(10,978)

Total	$3,485,536	$3,413,920

4. DEBT

  At December 31, 2002 and 2001, the Company's maximum capacity under its variable funding notes was $1.0 billion and $1.4 billion, respectively. Such notes are renewable annually. At December 31, 2002 and 2001, $567 million and $1.146 billion, respectively, were outstanding on these notes. The interest on the variable funding notes is based on commercial paper rates that the multi-seller commercial paper conduits issue on a periodic short-term basis. The weighted average interest rates on these notes at December 31, 2002 and 2001 were approximately 1.74% and 2.38%, respectively. The Company is required to pay a per annum commitment fee of 20 basis points on the unused portion of the committed amount and a per annum utilization fee of 27.5 basis points on the outstanding balance utilized.

  Medium-term notes include four series of floating rate asset-backed notes; Series 1999-2 floating rate asset-backed notes, Series 2001-1 floating rate asset backed notes, Series 2002-1 floating rate asset backed notes, and Series 2002-2 floating rate asset backed notes. Each series of medium term notes has an interest rate which is reset monthly at LIBOR plus a mark up.

  Medium term notes are as follows:

				Balance as of December 31,
	Date Issued	LIBOR Mark up	Original Amount			Final Maturity
				2002	2001
Series 1999-2 Class A-1	October 1999	32 bp	$550,000	$—	$285,448	October 2006
Series 1999-2 Class A-2	October 1999	35 bp	450,000	159,025	450,000	October 2011
Series 2001-1 Class A-1	October 2001	26 bp	425,000	425,000	425,000	September 2006
Series 2001-1 Class A-2	October 2001	31 bp	325,000	325,000	325,000	September 2013
Series 2002-1 Class A-1	June 2002	20 bp	295,000	295,000	—	June 2007
Series 2002-1 Class A-2	June 2002	27 bp	355,000	355,000	—	June 2014
Series 2002-2 Class A-1	December 2002	30 bp	255,000	255,000	—	November 2007
Series 2002-2 Class A-2	December 2002	41 bp	245,000	245,000	—	November 2014
Series 2002-2 Class B	December 2002	155 bp	44,900	44,900	—	November 2014

Totals				$2,103,925	$1,485,448

  The interest rates for the Company's medium-term notes at December 31, 2002 and 2001 were approximately:

	2002	2001
Series 1999-2 Class A-1	—	2.54%
Series 1999-2 Class A-2	1.78%	2.57%
Series 2001-1 Class A-1	1.69%	2.48%
Series 2001-1 Class A-2	1.74%	2.53%
Series 2002-1 Class A-1	1.63%	—
Series 2002-1 Class A-2	1.70%	—
Series 2002-2 Class A-1	1.72%	—
Series 2002-2 Class A-2	1.83%	—
Series 2002-2 Class B	2.97%	—

  Each series of medium term notes will commence amortizing on the second payment date following the beginning of the scheduled amortization period for that series of notes. However, the occurrence of certain events may trigger early amortization including, among others, (a) failure to make any payment on each series of notes when due, (b) failure to comply with covenants in the base indenture governing each series of notes, (c) certain bankruptcy and insolvency events, (d) failure to comply with covenants relating to credit enhancement for each series of notes and to maintain certain minimum performance criteria with respect to the leases allocated to the Lease SUBI, (e) failure to pay dividends on the preferred membership interests when due and (f) default by VMS in performing its obligations under the Servicing Agreement (each an "Amortization Event"). The Series 1999-2 Class A-2 notes began to amortize when the Series 1999-2 Class A-1 were paid in full during May 2002. The Series 2001-1 Class A-1 notes will commence amortizing in February 2003 or upon the earlier occurrence of an Amortization Event. The Series 2001-1 Class A-2 notes will begin to amortize when the Series 2001-1 Class A-1 notes are repaid in full or upon the earlier occurrence of an Amortization Event. The Series 2002-1 Class A-1 notes will commence amortizing in November 2003 or upon the earlier occurrence of an Amortization Event. The Series 2002-1 Class A-2 notes will begin to amortize when the Series 2002-1 Class A-1 notes are repaid in full or upon the earlier occurrence of an Amortization Event. The Series 2002-2 Class A-1 notes will commence amortizing in March 2004 or upon the earlier occurrence of an Amortization Event. The Series 2002-2 Class A-2 notes will begin to amortize when the Series 2002-2 Class A-1 notes are repaid in full or upon the earlier occurrence of an Amortization Event. The Series 2002-2 Class B notes will begin to amortize when the Series 2002-2 Class A-2 are repaid in full or upon the earlier occurrence of an Amortization Event. Actual repayments of principal are based on cash flows available from the Lease SUBI.

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

  Credit enhancement for the Series 2002-1 notes is provided in the form of (a) overcollateralization provided by the excess of the Series 2002-1 aggregate unit balance over the Series 2002-1 invested amount, (b) the Fleet Receivable SUBI Certificate and amounts payable to the holder thereof,

  (c) amounts, if any, on deposit in the Series 2002-1 reserve account and (d) amounts on deposit in the Series 2002-1 Yield Supplement Account.

  Credit enhancement for the Series 2002-2 notes is provided in the form of (a) overcollateralization provided by the excess of the Series 2002-2 aggregate unit balance over the Series 2002-2 invested amount, (b) the Fleet Receivable SUBI Certificate and amounts payable to the holder thereof, (c) amounts, if any, on deposit in the Series 2002-2 reserve account and (d) amounts on deposit in the Series 2002-2 Yield Supplement Account.

  The variable funding notes and the medium term notes rank equally with each other, which means they have an equal claim on the Company and its assets based on the portion of the Company's outstanding debt represented by such notes.

  Certain of these debt instruments contain restrictive covenants, including restrictions on other indebtedness, mergers, the granting of liens, asset acquisitions and sales, and also covenants regarding the maintenance of separate existence. At December 31, 2002, the Company was in compliance with all covenants.

5. PREFERRED MEMBERSHIP INTERESTS

  Series 1999-2 Senior Preferred Membership Interests

  The Company has issued Series 1999-2 Senior Preferred Membership Interests ("Series 1999-2 PMI's") of which $93.1 million are outstanding at December 31, 2002 and 2001. The holders of the Series 1999-2 PMI's are entitled to receive dividends based upon the funding costs of the multi-seller commercial paper conduits, plus a program fee of 0.70% per annum. The dividend periods correspond to the same interest periods as the Series 1999-2 Notes. Dividends on the Series 1999-2 PMI's must be declared and paid on each dividend payment date to the extent that, on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 1999-2 PMI's were $2.3 million and $4.6 million for 2002 and 2001 respectively.

  Series 1999-3 Senior Preferred Membership Interests

  The Company has issued Series 1999-3 Senior Preferred Membership Interests ("Series 1999-3 PMI's"), of which $135.5 million and $136.8 million are outstanding at December 31, 2002 and 2001, respectively. The holders of the Series 1999-3 PMI's are entitled to receive dividends at a rate equal to one-month LIBOR plus 170 basis points. The dividend periods correspond to the same interest periods as the variable funding notes. Dividends on the Series 1999-3 PMI's must be declared and paid on each dividend payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 1999-3 PMI's were $6 million and $7.9 million for 2002 and 2001 respectively.

  Series 2001-1 Senior Preferred Membership Interests

  The Company has issued Series 2001-1 Senior Preferred Membership Interests ("Series 2001-1 PMI's") of which $72.6 million are outstanding at December 31, 2002 and 2001. The holders of the Series 2001-1 PMI's are entitled to receive dividends at a rate equal to one-month LIBOR plus 170 basis points. The dividend periods correspond to the same interest periods as the variable funding notes. Dividends on the Series 2001-1 PMI's must be declared and paid on each dividend payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 2001-1 PMI's were $2.6 million and $.3 million for 2002 and 2001 respectively

  Series 2002-1 Senior Preferred Membership Interests

  During the second quarter of 2002 the Company issued Series 2002-1 Senior Preferred Membership Interests ("Series 2002-1 PMI's") of which $62.9 million are outstanding at December 31, 2002. The holders of the Series 2002-1 PMI's are entitled to receive dividends at a rate equal to one-month LIBOR plus 170 basis points. The dividend periods correspond to the same interest periods as the variable funding notes. Dividends on the Series 2002-1 PMI's must be declared and paid on each payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 2002-1 PMI's were $1.3 million for 2002.

  The Series 1999-2 PMI's, the Series 1999-3 PMI's, the Series 2001-1 PMI's and the Series 2002-1 PMI's are redeemable at the option of the Company on any dividend payment date through the termination of the debt (discussed in Note 4-Debt). Each series of PMI's is redeemable by the Company in whole or in part from time to time, upon termination of the debt and on each dividend payment date thereafter.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of cash and cash equivalents, restricted cash, the Fleet Receivable SUBI Certificate and the Lease SUBI Certificate approximates fair value due to the short-term nature of these assets.

  The fair value of all other financial instruments is generally determined by reference to quoted market prices for similar issues.

  The carrying amounts and estimated fair value of all financial instruments at December 31 are as follows:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$165,549	$165,549	$192,544	$192,544
Restricted cash	97,006	97,006	78,988	78,988
Interest rate cap—asset	5,159	5,159	6,964	6,964
Fleet Receivable SUBI Certificate	80,000	80,000	80,000	80,000
Lease SUBI Certificate	3,485,536	3,485,536	3,413,920	3,413,920
Debt—Medium-Term Notes	2,103,925	2,103,925	1,485,448	1,485,448
Variable Funding Notes	567,017	567,017	1,145,717	1,145,717

7. RELATED PARTY TRANSACTIONS

  The Company has entered into an Administration Agreement with VMS who has agreed to perform various administrative duties under the indenture and related agreements pursuant to which the Company's outstanding indebtedness has been issued, including the preparation and delivery of reports, notices, documents and other information that we are required to deliver or make available under the indenture. In addition, VMS has agreed to perform other activities in connection with the Company's assets so long as those activities are reasonably within its capability. VMS, as administrator, has agreed to indemnify and hold the Company harmless for losses or damages arising from acts, omissions or alleged acts or omissions of VMS, as administrator, other than acts, omissions or alleged acts or omissions that constitute bad faith, negligence or willful misconduct by the Company. VMS is not permitted to resign as administrator under the Administration Agreement, and the Administration Agreement will not terminate, until the termination of the Indenture and the payment in full of all Notes. VMS, as administrator, is entitled to receive a monthly fee for its services in an amount approximately equal to 0.01% per annum of our assets. The service fee the Company paid to VMS for the years ended December 31, 2002 through 2000 were $7.2 million, $6.7 million and $6.2 million, respectively, included in other expenses on the Company's Statements of Income.

  VMS also acts as a servicer of the leases, vehicles and fleet management receivables owned by DLPT and allocated to the Company's SUBIs pursuant to a Servicing Agreement. VMS is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI.

  On December 16, 2002, VMS executed a demand note payable to Raven in the amount of $53.3 million. Subsequently Raven contributed the note to Chesapeake. The contribution by Raven and the related note receivable are shown in the Statement of Equity.

8. INCOME TAXES

  For tax purposes, the Company is treated as a partnership and therefore is not subject to federal income taxes. Instead, the partners report the Company's profit on their income tax returns. Certain states in which the Company conducts business impose state income taxes or franchise taxes on the Company. The state tax provision below is calculated based on the applicable statutory tax rates in the various states.

  The Company determines its deferred tax provision under the liability method, whereby deferred tax liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities, and their reported amounts using presently enacted tax rates. Following are the components of the state tax provision (in thousands):

  The income tax provision for the years ended consists of:

	December 31,
	2002	2001	2000
Current	$152	$1,904	$1,844
Deferred	1,964	552	219

Provision for income taxes	$2,116	$2,456	$2,063

  Deferred income tax assets and liabilities are comprised of:

	December 31,
	2002	2001
Deferred income taxes assets
Accrued liabilities and deferred income	$123	$20
Provision for doubtful accounts	21	74

Deferred income taxes assets	144	94

Deferred income tax liability
Depreciation and amortization	7,869	5,805
Other	—	50

Deferred income tax liability	7,869	5,855

Net deferred income tax liability	$7,725	$5,761

  The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	December 31,
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.5%	2.5%	2.5%
Income taxed directly to shareholders	(35%)	(35%)	(35%)

	2.5%	2.5%	2.5%

9. COMMITMENTS AND CONTINGENCIES

  In the ordinary course of business, the Company enters into agreements relating to the purchase of its medium-term and variable funding notes that contain standard indemnification provisions in favor of the underwriters and purchasers of such notes for material misrepresentations or omissions by the Company, and, in addition, in the case of variable funding notes, indemnification for third party claims arising from transactions contemplated in the underlying transaction documents. The indemnification provisions survive the termination of the purchase agreements (subject to legal statutes of limitations). While the amount of indemnification relating to the variable funding notes is limited to the funds allocated to that series of notes, there are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under the indemnities relating to the medium-term notes, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these indemnities as the triggering events are not subject to predictability.

  The open-end operating lease agreements include a provision to limit the liability of the lessee. The lessee is liable to pay us any deficiency when the sale proceeds are less than the vehicle's book value. However, pursuant to the liability limitation provision, the lessee will not be liable for the portion of the deficiency that represents the amount by which the sale proceeds are less than 16% of the capitalized cost (if the vehicle is sold beginning in the thirteenth through the twenty-fourth month of the lease term) or 16% of the immediately prior month's fair market value (if the vehicle is sold after the twenty-fourth month in the lease term). DLPT has historically not incurred any loss as a result of this provision of the open-end operating lease agreement.

10. SUBSEQUENT EVENTS

  In January 2003, the Company redeemed a portion of its Series 1999-3 Preferred Membership Interests having an aggregate stated liquidation preference equal to $38,713,143.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Formation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40708).
3.2	Certificate of Amendment to Certificate of Formation of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) dated April 25, 2002, incorporated by reference to Exhibit 3.2 of the Company's and D.L. Peterson Trust's Registration Statement on Forms S-3 and S-1 (File Nos. 333-87568 and 333-87568-01, respectively) filed with the Securities and Exchange Commission on May 3, 2002.
3.3	Amended and Restated Limited Liability Company Agreement of the Company dated as of October 28, 1999. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40708).
4.1	Base Indenture dated as of June 30, 1999 between the Company and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee. Incorporated by reference to Exhibit 4.1 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
4.2	Supplemental Indenture No. 1 dated as of October 28, 1999 between the Company and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) to the Base Indenture dated as of June 30, 1999. Incorporated by reference to Exhibit 4.2 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
4.3	Series 2002-2 Indenture Supplement between the Company and JPMorgan Chase Bank, as Indenture Trustee.
4.4	Form of Series 2002-2 Notes (included in Exhibit 4.3).
4.5	Series 2002-1 Indenture Supplement between the Company and JPMorgan Chase Bank, as Indenture Trustee.
4.6	Form of Series 2002-1 Notes (included in Exhibit 4.5).
4.7	Series 2001-1 Indenture Supplement between the Company and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, dated as of October 25, 2001, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.
4.8	Form of Series 2001-1 Notes (included in Exhibit 4.7).
4.9	Series 1999-3 Indenture Supplement among the Company, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent and Indenture Trustee, dated as of October 28, 1999, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.
4.10	Form of Series 1999-3 Notes (included in Exhibit 4.9).
4.11	Series 1999-2 Indenture Supplement between the Company and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, dated as of October 28, 1999, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.
4.12	Form of Series 1999-2 Notes (included in Exhibit 4.11).

10.1	Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40708).
10.2	Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.2 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
10.3	Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.3 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
10.4	Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999 among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.4 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
10.5	Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer. Incorporated by reference to Exhibit 10.5 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
10.6	Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.6 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
10.7	Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.7 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
10.8	Transfer Agreement, dated as of June 30, 1999, between Raven Funding LLC and the Company. Incorporated by reference to Exhibit 10.8 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
10.9	Amendment No. 1, dated as of June 30, 1999, to the Transfer Agreement, dated as of June 30, 1999, between Raven Funding LLC and the Company. Incorporated by reference to Exhibit 10.9 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).

10.10	Administration Agreement, dated as of June 30, 1999, by and among PHH Vehicle Management Services, LLC, as Administrator, the Company, Raven Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee. Incorporated by reference to Exhibit 10.10 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
10.11	Amendment No. 1, dated as of October 28, 1999, to the Administration Agreement dated as of June 30, 1999, by and among PHH Vehicle Management Services, LLC, as Administrator, the Company, Raven Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee. Incorporated by reference to Exhibit 10.11 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708).
10.12	Management Agreement, dated as of June 30, 1999, by and among Global Securitization Services LLC, the Company and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.12 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
10.13	Guarantee of PHH Corporation dated as of October 25, 2001. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.
10.14	Guarantee of Avis Rent-A-Car, Inc. dated October 28, 1999. Incorporated by reference to Exhibit 10.16 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 10, 2001 (File No. 333-40708).
10.15	Asset Sale Agreement, dated as of June 30, 1999, among PHH Vehicle Management Services, LLC, PHH Personal Lease Corporation and Raven Funding LLC. Incorporated by reference to Exhibit 10.17 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
10.16	Receivable Purchase Agreement, dated as of June 30, 1999, by and between Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.18 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
10.17	Contribution Agreement, dated as of June 30, 1999, between Raven Funding and D.L. Peterson Trust. Incorporated by reference to Exhibit 10.19 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708).
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Chesapeake Funding LLC TABLE OF CONTENTS
CHESAPEAKE FUNDING LLC
PART I
PART II
Delinquency Experience
Loss and Recovery Experience
Residual Value Loss Experience
Conversions of Floating Rate Leases to Fixed Rate Leases
Fleet Management Receivable Billing Experience
Characteristics of Leases Allocated to Lease SUBI
Composition of Leases
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
Chesapeake Funding LLC STATEMENTS OF INCOME (in thousands)
Chesapeake Funding LLC BALANCE SHEETS (in thousands)
Chesapeake Funding LLC STATEMENTS OF CASH FLOWS (in thousands)
Chesapeake Funding LLC STATEMENTS OF MEMBERS' EQUITY (in thousands)
Chesapeake Funding LLC NOTES TO FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)
EXHIBIT INDEX