Form 10-Q
period 2003-03-31
CHESAPEAKE FUNDING LLC
filed 2003-05-14
CIK 1117392

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

Registration File No. 333-40708

Chesapeake Funding LLC
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0391968 (I.R.S. Employer Identification Number)
307 International Circle Hunt Valley, Maryland (Address of principal executive office)	21030 (Zip Code)
(410) 771-1900 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Chesapeake Funding LLC

Index

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Chesapeake Funding LLC

CONDENSED STATEMENTS OF INCOME

(In thousands)

	Three Months Ended March 31,
	2003	2002
Income:
Income from investment in related party special unit of beneficial interest in leases	$34,025	$37,309

Expenses:
Interest expense	12,527	12,262
Service fees to related party	1,781	1,928

Total expenses	14,308	14,190

Operating income	19,717	23,119
Interest income	782	1,014

Income before income taxes	20,499	24,133
Income tax provision	512	577

Net income	$19,987	$23,556

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$146,145	$165,549
Restricted cash	88,021	97,006
Special unit of beneficial interest in fleet receivables—related party	80,000	80,000
Special unit of beneficial interest in leases—related party	3,439,585	3,485,536
Income tax receivable	—	415
Other assets	21,770	22,853

Total Assets	$3,775,521	$3,851,359

Liabilities and Members' Equity
Liabilities:
Accrued interest and income taxes payable	$3,788	$3,556
Deferred income taxes	7,725	7,725
Medium-term notes	1,984,247	2,103,925
Variable funding notes	707,017	567,017

Total liabilities	2,702,777	2,682,223

Members' Equity:
Preferred membership interests	325,359	364,073
Common membership interests, no par value	557,789	633,000
Note receivable from common member	(53,289)	(53,289)
Retained earnings	242,885	225,352

Total Members' Equity	1,072,744	1,169,136

Total Liabilities and Members' Equity	$3,775,521	$3,851,359

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net income	$19,987	$23,556
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,607	831
Net gains on interest rate cap	(439)	(2,304)
Net changes in other assets and liabilities:
Accrued interest and income taxes payable	232	508
Income tax receivable	415	—
Interest income receivable	(45)	—
Restricted cash	8,985	9,830

Net cash provided by operating activities	30,742	32,421

Investing Activities
Special unit of beneficial interest in leases	45,951	3,159

Net cash provided by operating activities	45,951	3,159

Financing Activities
Payment of deferred financing fees	(40)	(138)
Capital contribution distribution to common member	(75,212)	(186,369)
Preferred membership interest dividend paid	(2,454)	(3,575)
Payment of preferred membership interests	(38,713)	(1,296)
Proceeds from issuance of variable funding notes	140,000	173,000
Payment of variable funding notes	—	(6,501)
Payment of medium-term notes	(119,678)	(87,731)

Net cash used in financing activities	(96,097)	(112,610)

Net decrease in cash and cash equivalents	(19,404)	(77,030)
Cash and cash equivalents, beginning of period	165,549	192,544

Cash and cash equivalents, end of period	$146,145	$115,514

Supplemental disclosures of cash flow information:
Interest and preferred membership interest dividends paid	$13,633	$16,972

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in thousands)

1. Summary of Significant Accounting Policies

  Basis of Presentation

        Chesapeake Funding LLC ("Chesapeake" or "the Company") is a special purpose limited liability company, which was organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002, the Company's name was changed to Chesapeake Funding LLC. The sole common member of Chesapeake is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services, LLC ("VMS"), a limited liability company from its date of organization to March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc ("Avis"). On March 1, 2001, Avis was acquired by PHH Corporation. VMS became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporation. All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. No significant adjustments were made by the Company.

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

        In management's opinion the accompanying unaudited Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates.

        The Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 10, 2003.

  Change in Accounting Policy

        On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  Recently Issued Accounting Pronouncement

        On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149. "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The Company is in the process of assessing the impact of adopting this standard on its results of operations and financial position.

2. Debt

        During first quarter 2003, the Company made principal payments of approximately $120 million to the holders of its Series 1999-2 Class A-2 notes. During first quarter 2003, the Company increased the outstanding principal amount of its variable funding notes by approximately $140 million. As of March 31, 2003, the Company's variable funding notes had a weighted average interest rate of approximately 1.58%. The variable funding notes are renewable annually for an indefinite period if the Company and the multi-seller commercial paper conduits agree to do so. The principal amount of the variable funding notes will begin to amortize when the notes are not renewed.

3. Preferred Membership Interests

        In January 2003, the Company redeemed $38.7 million of its senior preferred membership interests in cash.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussions should be read in conjunction with our Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 10, 2003 Unless otherwise noted, all dollar amounts are in thousands.

        We are a limited purpose entity formed in 1999. Our activities are limited to acquiring and holding an investment in the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles owned by DLPT) and a portion of the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet management receivables owned by DLPT), issuing indebtedness and preferred membership interests to finance such investment and engaging in other activities that are related or incidental to the foregoing and necessary, convenient or advisable to accomplish the foregoing. We do not conduct operating activities.

        Income from investment in related party special unit of beneficial interest in leases for the three months ended March 31, 2003 decreased by $3,284 thousand. Such decrease results primarily from declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for the first quarter 2003 increased by $265 thousand as a result of decreases in the commercial paper rates and LIBOR at which our floating rate debt accrues interest. Accordingly, operating income decreased by $3,402 thousand.

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

  Delinquency Experience

        The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for first quarter 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Three Months Ended March 31,
	2003	2002
Percentage of Billings Delinquent(1)(2):
30-59 Days	0.48%	1.83%
60 Days or More	2.83%	3.03%

Total 30 or More Days Delinquent	3.31%	4.86%

(1)
The period of delinquency is based on the number of days payments are contractually past due.
(2)
Represents an average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period of the aggregate billings for all leases and all fleet management receivables that were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and fleet management receivables that were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

        Total delinquencies for first quarter 2003 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased for first quarter 2003 to 0.48% from 1.83% for first quarter 2002. This decrease was the result of collection efforts which resulted in a 73.6% decrease in 30-59 days delinquencies. Delinquencies of 60 days or more for first quarter 2003 decreased slightly to 2.83% of total billings from 3.03% for first quarter 2002. While delinquencies continue to be impacted by the continuing effects of Chapter 11 bankruptcy filings of several customers, non-bankruptcy delinquent receivables of 60 days or more declined for the comparable period. Management is not aware of any factors which would negatively impact delinquencies for 2003 beyond historical levels.

  Loss and Recovery Experience

        The following table sets forth loss and recovery data with respect to VMS' leases and fleet management receivables for first quarter 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Three Months Ended March 31,
	2003	2002
Ending dollar amount of leases(1)	$3,439,585	$3,410,761
Total billings for period	565,987	531,194
Gross losses(2)	93	69
Recoveries(3)	8	(3)

Net losses	$101	$66

Net losses as a percentage of ending dollar amount of leases	0.00%	0.00%
Net losses as a percentage of total billings for period	0.02%	0.01%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

        Net losses as a percentage of ending dollar amount of leases remained the same for first quarter 2003 compared to first quarter 2002. Net losses as a percentage of total billings increased from .01% for first quarter 2002 to .02% for first quarter 2003 due to higher losses from bankruptcies in the first quarter of 2003.

        Gross losses with respect to bankrupt obligors generally are not recognized by VMS until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations with respect to fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of VMS' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the income statement at that time.

  Residual Value Loss Experience

        The following table sets forth residual value loss performance data for VMS' closed-end leases for first quarter 2003 and 2002. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Three Months Ended March 31,
	2003	2002
Total number of closed-end leases scheduled to terminate	1,391	1,566
Number of sold vehicles	1,034	789
Full termination ratio (1)	74.34%	50.38%
Total loss on sold vehicles (2)	$(151)	$(85)
Average loss per sold vehicles (3)	$(146)	$(107)
Loss as a percentage of stated residual values of
sold vehicles (4)	(1.71%)	(1.16%)

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

        Total residual value losses increased $66 thousand to $151 thousand and the total number of sold vehicles increased 31.1%. The increase in units sold resulted from clients retaining vehicles beyond their original lease term in 2002 which were sold in first quarter 2003. The average loss per vehicle returned and sold in first quarter 2003 increased 36.4% from the comparable period in 2002 to $146 per unit.

  Conversions of Floating Rate Leases to Fixed Rate Leases

        The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases during first quarter 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
Dollar amount of conversions for period(1)	$—	$1,797
Ending dollar amount of leases(2)	3,439,585	3,410,761
Conversions as a percentage of ending dollar amount of leases	0.00%	0.05%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

        There were no conversions of floating rate leases to fixed rate leases during first quarter 2003 compared with $1.8 million in first quarter 2002.

  Fleet Management Receivable Billing Experience

        The following table sets forth data for VMS' aggregate billings of fleet management receivables for first quarter 2003 and 2002. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Three Months Ended March 31,
	2003	2002
Aggregate billings	$247,251	$210,438
Average monthly billings	82,417	70,146
Maximum monthly billings	86,592	79,812
Minimum monthly billings	79,235	57,175

        Aggregate fleet management receivable billings increased to approximately $247.3 million during first quarter 2003 compared to approximately $210.4 million during first quarter 2002. The primary factor for this increase was higher service card billings resulting from an increase in fuel and maintenance billings.

Characteristics of Leases Allocated to Lease SUBI

        The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of March 20, 2003 (the last Lease SUBI monthly reporting period cutoff date during the period). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $114,289,485 as of that date because such vehicles were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases

Aggregate Unit Balance of Leases	$3,180,943,323.47
Number of Leases	212,921
Average Unit Balance	$14,939.55
Range of Unit Balances	$3.74 to $667,974.72
Aggregate Unit Balance of Open-End Leases	$3,077,379,435.29
Aggregate Unit Balance of Floating Rate Leases	$2,440,784,285.75
Aggregate Lease Balance of CP Rate Index Floating Rate Leases	$2,348,385,003.91
Weighted Average Spread Over CP Rate	0.335%
Range of Spreads Over CP Rate	0.00% to 3.00%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than CP Rate	$92,399,281.84
Aggregate Unit Balance of Fixed Rate Leases	$740,159,037.72
Weighted Average Fixed Rate	5.271%
Range of Fixed Rates	0.00% to 20.668%
Weighted Average Original Lease Term	62.43 months
Range of Original Lease Terms	6 to 132 months
Weighted Average Remaining Term	42.82 months
Range of Remaining Terms	0 to 118 months
Aggregate Unit Balance of Closed-End Leases	$103,563,888.18
Average Unit Balance of Closed-End Leases	$13,929.24
Range of Unit Balance of Closed-End Leases	$109.30 to $523,851.86
Average Stated Residual Value of Closed-End Leases	$8,364.70

Note: Dollar amounts are in whole amounts

        As of March 20, 2003, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $136,340,336. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $517,268,639 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $835,852,996.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used March 31, 2003 interest rates to perform a sensitivity analysis. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        See Exhibit Index

(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE FUNDING LLC
	By:	/s/ NEIL J. CASHEN Neil J. Cashen Chief Financial Officer (Principal Financial Officer and duly authorized officer of the Registrant)
Date: May 14, 2003

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

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 14, 2003	By:	/s/ GEORGE J. KILROY George J. Kilroy Chief Executive Officer

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

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 14, 2003	By:	/s/ NEIL J. CASHEN Neil J. Cashen Chief Financial Officer

Exhibit Index

Exhibit No.	Description
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
99	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Chesapeake Funding LLC Index
FORWARD-LOOKING STATEMENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Chesapeake Funding LLC CONDENSED STATEMENTS OF INCOME (In thousands)
Chesapeake Funding LLC CONDENSED BALANCE SHEETS (In thousands)
Chesapeake Funding LLC CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
Chesapeake Funding LLC NOTES TO CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index