Form 10-Q
period 2003-06-30
CHESAPEAKE FUNDING LLC
filed 2003-08-13
CIK 1117392

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2003
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

Chesapeake Funding LLC

Index

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Condensed Statements of Income for the three and six months ended June 30, 2003 and 2002	3
	Condensed Balance Sheets as of June 30, 2003 and December 31, 2002	4
	Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002	5
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	14
	Signatures	15

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

Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;
  •
  the effects of changes in interest rates; and
  •
  changes in laws and regulations or the applications thereof, including changes in accounting standards or other laws that impact our business.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Chesapeake Funding LLC
CONDENSED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income:
Income from investment in related party special unit of beneficial interest in leases	$31,343	$41,144	$65,368	$78,453

Expenses:
Interest expense	14,250	19,108	26,777	31,370
Service fees to related party	1,835	2,009	3,616	3,937

Total expenses	16,085	21,117	30,393	35,307

Operating income	15,258	20,027	34,975	43,146
Interest income	496	847	1,278	1,861

Income before income taxes	15,754	20,874	36,253	45,007
Income tax provision	394	499	906	1,076

Net income	$15,360	$20,375	$35,347	$43,931

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
CONDENSED BALANCE SHEETS
(In thousands)

	June 30, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$101,032	$165,549
Restricted cash	65,432	97,006
Special unit of beneficial interest in fleet receivables — related party	110,958	80,000
Special unit of beneficial interest in leases — related party	3,408,475	3,485,536
Income tax receivable	70	415
Other assets	18,873	22,853

Total assets	$3,704,840	$3,851,359

Liabilities and members' equity
Liabilities:
Accrued interest	$3,154	$3,556
Deferred income taxes	7,725	7,725
Medium-term notes	1,837,843	2,103,925
Variable funding notes	999,017	567,017

Total liabilities	2,847,739	2,682,223

Members' equity:
Preferred membership interests	232,279	364,073
Common membership interests, no par value	421,661	633,000
Note receivable from common member	(53,289)	(53,289)
Retained earnings	256,450	225,352

Total members' equity	857,101	1,169,136

Total liabilities and members' equity	$3,704,840	$3,851,359

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income	$35,347	$43,931
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing fees	3,101	2,226
Net loss (gain) on interest rate cap	932	(32)
Net changes in other assets and liabilities:
Accrued interest and income taxes payable	(402)	(796)
Income tax receivable	345	—
Interest income receivable	16	—
Restricted cash	31,574	(6,770)

Net cash provided by operating activities	70,913	38,559

Investing Activities:
Special unit of beneficial interest in fleet receivables	(30,958)	—
Special unit of beneficial interest in leases	77,061	(43,169)

Net cash provided by (used in) operating activities	46,103	(43,169)

Financing Activities:
Payment of deferred financing fees	(69)	(4,511)
Proceeds from issuance of preferred membership interests	—	61,613
Payment of preferred membership interests	(131,794)	—
Capital distributions to common member	(211,339)	(190,104)
Preferred membership interest dividends paid	(4,249)	(4,399)
Proceeds from issuance of variable funding notes	432,000	260,750
Payment of variable funding notes	—	(506,500)
Proceeds from issuance of medium term notes	—	650,000
Payment of medium-term notes	(266,082)	(353,224)

Net cash used in financing activities	(181,533)	(86,375)

Net decrease in cash and cash equivalents	(64,517)	(90,985)
Cash and cash equivalents, beginning of period	165,549	192,544

Cash and cash equivalents, end of period	$101,032	$101,559

Supplemental disclosures of cash flow information:
Interest and preferred membership interest dividends paid	$27,395	$33,423

Income taxes paid	$631	$1,726

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)

1.     Summary of Significant Accounting Policies

Basis of Presentation
Chesapeake Funding LLC ("Chesapeake" or "the Company") is a special purpose limited liability company, which was organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002, the Company's name was changed to Chesapeake Funding LLC. The sole common member of Chesapeake is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services, LLC ("VMS"), a limited liability company and from its date of organization to March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis"). On March 1, 2001, Avis was acquired by PHH Corporation. VMS became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporation. All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. No significant adjustments were made by the Company.

Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring and holding a special unit of beneficial interest in certain leases (the "Lease SUBI") and acquiring and holding a portion of a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") owned by D.L. Peterson Trust ("DLPT"). The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT ("SUBI Assets"). DLPT is a Delaware statutory trust established by VMS in order to administer the titling and to act as lessor of the vehicles in connection with the financing and transfer of vehicles subject to leases. Chesapeake owns a certificate representing the Lease SUBI (the "Lease SUBI Certificate") and a certificate representing an interest in the Fleet Receivable SUBI in an amount up to $120 million (the "Fleet Receivable SUBI Certificate"). VMS acts as servicer of the assets held by DLPT including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, VMS will maintain all property, equipment and employees required to perform the servicing activities. The Fleet Receivable SUBI Certificate and the Lease SUBI Certificate were issued by DLPT to Raven, and were then contributed to Chesapeake by Raven.

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

The Condensed Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K filed on March 10, 2003.

Change in Accounting Policy
On January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

Recently Issued Accounting Pronouncements
Derivative Instruments and Hedging Activities.    On April 30, 2003, the FASB issued SFAS No. 149. "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this standard are generally effective for contracts entered into or modified after June 30, 2003 and are not expected to have a material impact on the Company's financial statements.

Financial Instruments with Characteristics of Both Liabilities and Equity.    On May 31, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. The provisions of this standard are primarily effective as of July 1, 2003.

Upon adoption of this standard, the Company will reclassify its $232.3 million of senior preferred membership interest ("PMI's") (which is currently presented in the members' equity section on the Condensed Balance Sheets) to liabilities. Each series of the Company's PMI's are mandatorily redeemable following the repayment in full of the related series of medium-term notes or variable funding notes. The dividend periods correspond to the interest periods of such notes. Dividends on each series of PMI's must be declared and paid on each dividend payment date to the extent that, on such date, the Company has funds legally available for payment. During the three months ended June 30, 2003 and 2002, such dividend payments approximated $1.8 million and $.8 million, respectively, and during the six months ended June 30, 2003 and 2002, such dividend payments approximated $4.2 million and $4.4 million, respectively. These dividend payments have been recorded within the Company's Condensed Financial Statements as a reduction of members' equity and therefore had no impact on the Condensed Statements of Income. Beginning in the third quarter of 2003, the distributions will be recorded as interest expense on the Condensed Statements of Income. Prior period amounts are precluded from being reclassified pursuant to this standard.

2.     Debt

During the six months ended June 30, 2003, the Company made principal payments of $159.0 million and $107.1 million to the holders of its Series 1999-2 Class A-2 medium-term notes and Series 2001-1 Class A-1 medium-term notes, respectively. Additionally during 2003, the Company increased the outstanding principal amount of its variable funding notes by $432 million. As of June 30, 2003, the Company's variable funding notes had a weighted average interest rate of approximately 1.51%. The variable funding notes are renewable annually for an indefinite period if the Company and the multi-seller commercial paper conduits agree to do so. The principal amount of the variable funding notes will begin to amortize when the variable funding notes are not renewed.

3.     Preferred Membership Interests

During the six months ended June 30, 2003, the Company redeemed $38.7 million and $93.1 million of the series of PMI's relating to its series 1999-3 variable funding notes and series 1999-2 medium-term notes, respectively, in cash.

4.     Subsequent Events

On July 7, 2003, the Company redeemed the series of PMI's that it had previously issued relating to its series 2001-1 medium-term notes for $72.6 million in cash and the series of PMI's that it had previously issued relating to its series 2002-1 medium-term notes for $62.9 million in cash.

On July 31, 2003, the Company issued three new series of PMI's relating to its: (i) series 2001-1 medium-term notes having an aggregate liquidation preference of $88.5 million, (ii) series 2002-1 medium-term notes having an aggregate liquidation preference of $76.7 million and (iii) series 2002-2 medium-term notes having an aggregate liquidation preference of $57.3 million. These PMI's were issued to an affiliate of Raven and the Company used a portion of the proceeds to reacquire and retire the Class B notes of its series 2002-2 medium-term notes.

On August 7, 2003, the Company redeemed all remaining outstanding amounts of the series of PMI's relating to its series 1999-3 medium-term notes for $96.8 million in cash.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 10, 2003. Unless otherwise noted, all dollar amounts are in thousands.

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

Income from investment in related party special unit of beneficial interest in leases for the three and six months ended June 30, 2003 decreased by $9,801 and $13,085, respectively, from the comparable periods in 2002. Such decreases resulted primarily from declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for the three and six months ended June 30, 2003 decreased by $4,858 and $4,593, respectively, as a result of decreases in the commercial paper rates and LIBOR at which our floating rate debt accrues interest. Accordingly, operating income for the three and six months ended June 30, 2003 decreased by $4,769 and $8,171, respectively.

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

As described in the current report on Form 8-K filed on May 30, 2003, we reported that Standard & Poor's Rating Services had put our asset-backed notes on credit watch. We proposed to Standard & Poor's amendments to the documentation for our asset-backed notes that would create, in favor of the indenture trustee for the asset-backed notes, a first priority perfected security interest in the assets underlying such asset-backed notes. On June 18, 2003, such amendments to the documentation for our asset-backed notes were effected and Standard & Poor's removed our asset-backed notes from credit watch and affirmed the ratings of all of our outstanding notes.

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

Delinquency Experience

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the six months ended June 30, 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Six Months Ended June 30,
	2003	2002
Percentage of Billings Delinquent(1)(2):
30-59 Days	0.42%	1.33%
60 Days or More	2.80%	2.91%

Total 30 or More Days Delinquent	3.22%	4.24%

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

Total delinquencies for the six months ended June 30, 2003 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased for the six months ended June 30, 2003 to 0.42% from 1.33% for the six months ended June 30, 2002 due to successful collection efforts. Delinquencies of 60 days or more for the six months ended June 30, 2003 decreased slightly to 2.80% of total billings from 2.91% for the six months ended June 30, 2002. Management is not aware of any factors which would negatively impact delinquencies for 2003 beyond historical levels.

Loss and Recovery Experience

The following table sets forth loss and recovery data with respect to VMS' leases and fleet management receivables for the six months ended June 30, 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Six Months Ended June 30,
	2003	2002
Ending dollar amount of leases(1)	$3,408,475	$3,457,089
Total billings for period	1,132,760	1,080,649
Gross losses(2)	134	152
Recoveries(3)	16	17

Net losses	$150	$169

Net losses as a percentage of ending dollar amount of leases	0.00%	0.00%
Net losses as a percentage of total billings for period	0.01%	0.02%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases remained the same for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Net losses as a percentage of total billings decreased from .02% for the six months ended June 30, 2002 to .01% for the comparable period in 2003 due to lower losses from bankruptcies during the six months ended June 30, 2003.

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

Residual Value Loss Experience

The following table sets forth residual value loss performance data for VMS' closed-end leases for the six months ended June 30, 2003 and 2002. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Six Months Ended June 30,
	2003	2002
Total number of closed-end leases scheduled to terminate	2,228	2,930
Number of sold vehicles	2,496	1,968
Full termination ratio(1)	112.03%	67.17%
Total loss on sold vehicles(2)	$(650)	$(190)
Average loss per sold vehicles(1)	$(260)	$(97)
Loss as a percentage of stated residual values of
sold vehicles(4)	(3.09%)	(1.05%)

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

Total residual value losses increased $460 to $650 and the total number of sold vehicles increased by 26.8%. The increase in units sold resulted from clients retaining vehicles beyond their original lease term in 2002 which were then sold in 2003. The average loss per vehicle returned and sold in the six months ended June 30, 2003 increased to $260 per unit in 2003 from $97 per unit in 2002 due to lower used car values resulting from higher volumes of used cars available in the market.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases during the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30,
	2003	2002
Dollar amount of conversions for period(1)	$—	$4,862
Ending dollar amount of leases(2)	3,408,475	3,457,089
Conversions as a percentage of ending dollar amount of leases	0.00%	0.14%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

There were no conversions of floating rate leases to fixed rate leases during the six months ended June 30, 2003 compared with $4.9 million for the comparable period in 2002. Management believes that the lack of conversions in 2003 is due to the clients perception that floating rates will remain at, or decline from, current levels.

Fleet Management Receivable Billing Experience

The following table sets forth data for VMS' aggregate billings of fleet management receivables for the six months ended June 30, 2003 and 2002. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Six Months Ended June 30,
	2003	2002
Aggregate billings	$495,837	$436,639
Average monthly billings	82,639	72,773
Maximum monthly billings	91,955	83,744
Minimum monthly billings	79,235	57,175

Aggregate fleet management receivable billings increased to approximately $495.8 million during the six months ended June 30, 2003 compared to approximately $436.6 million during the comparable period in 2002. The primary factor for this increase was higher service card billings resulting from an increase in fuel and maintenance billings.

Characteristics of Leases Allocated to Lease SUBI

The following tables contain certain statistical information relating to the leases allocated to the Lease SUBI as of June 19, 2003 (the last Lease SUBI monthly reporting period cutoff date during the second quarter of 2003). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $107,670,415 as of that date because such vehicles were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases

Aggregate unit balance of leases	$3,190,993,272.03
Number of leases	211,925
Average unit balance	$15,057.18
Range of unit balances	$3.58 to $777,807.16
Aggregate unit balance of open-end leases	$3,084,593,581.44
Aggregate unit balance of floating rate leases	$2,466,922,559.73
Aggregate lease balance of CP rate index floating rate leases	$2,359,706,182.84
Weighted average spread over CP rate	0.336%
Range of spreads over CP rate	0.00% to 3.00%
Aggregate unit balance of floating rate leases indexed to floating rates other than CP rate	$107,216,376.89
Aggregate unit balance of fixed rate leases	$724,070,712.30
Weighted average fixed rate	5.037%
Range of fixed rates	0.00% to 20.668%
Weighted average original lease term	62.02
Range of original lease terms	12 to 132 months
Weighted average remaining term	42.40
Range of remaining terms	0 to 119 months
Aggregate unit balance of closed-end leases	$106,399,690.59
Average unit balance of closed-end leases	$16,462.90
Range of unit balance of closed-end leases	$188.19 to $502,258.05
Average stated residual value of closed-end leases	$9,099.82
Note: Dollar amounts are in whole amounts

As of June 19, 2003, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $137,803,704. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $521,134,555 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $833,142,124.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used June 30, 2003 interest rates to perform a sensitivity analysis. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

Item 4.    Controls and Procedures

(a)
Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)
Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

  See Exhibit Index.

(b)
Reports on Form 8-K
On May 30, 2003, we filed a current report on Form 8-K to report under Item 5 that Standard & Poor's announced that it was putting the ratings of our series 2001-1 notes, series 2002-1 notes and series 2002-2 notes, along with 11 other vehicle lease backed note transactions of seven other issuers, on credit watch while it reviewed the exposure of such transactions to the risk that under certain circumstances the Pension Benefit Guarantee Corporation could impose a lien on the assets underlying the transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE FUNDING LLC
/s/ Neil J. Cashen Neil J. Cashen Chief Financial Officer (Principal Financial Officer and duly authorized officer of the Registrant)

Date: August 13, 2003

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
3.3
Certificate of Amendment to Certificate of Formation of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), dated June 24, 2002, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
3.4
Amended and Restated Limited Liability Company Agreement of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) dated as of October 28, 1999, incorporated by reference to the Registration Statement on Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
3.5
First Amendment, dated as of April 25, 2002, to the Amended and Restated Limited Liability Company Agreement of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), dated as of October 28, 1999, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-87568) filed with the Securities and Exchange Commission on May 3, 2002.
3.6
Second Amendment, dated as of June 18, 2003, to the Amended and Restated Limited Liability Company Agreement of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), dated as of October 28, 1999, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.1
Supplemental Indenture No. 2, dated as of May 27, 2003, to the Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.2
Supplemental Indenture No. 3, dated as of June 18, 2003, to the Base Indenture, dated as of June 30, 1999, as supplemented by Supplemental Indenture No. 1, dated as of October 28, 1999, and Supplemental Indenture No. 2, dated as of May 27, 2003, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.3
Amendment No. 1, dated as of June 18, 2003, to the Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as Initial Beneficiary and Settlor, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.

10.4
Amendment No. 1, dated as of June 18, 2003, to Sold SUBI Supplement 1999-1B to Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as Settlor and Initial Beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.5
Guaranty, dated as of June 18, 2003, made by D.L. Peterson Trust in favor of JPMorgan Chase Bank, as Indenture Trustee for Chesapeake Funding LLC, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.6
Nominee Lienholder Agreement, dated as of June 18, 2003, between Raven Funding LLC and JPMorgan Chase Bank, as Indenture Trustee, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.7
Security Agreement, dated as of June 18, 2003, between D.L. Peterson Trust and JPMorgan Chase Bank, as Indenture Trustee, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Chesapeake Funding LLC
Index
FORWARD-LOOKING STATEMENTS
Chesapeake Funding LLC CONDENSED STATEMENTS OF INCOME (In thousands)
Chesapeake Funding LLC CONDENSED BALANCE SHEETS (In thousands)
Chesapeake Funding LLC CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
Chesapeake Funding LLC NOTES TO CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions)
SIGNATURES
Exhibit Index