Form 10-Q
period 2003-09-30
CHESAPEAKE FUNDING LLC
filed 2003-11-13
CIK 1117392

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-40708

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

Chesapeake Funding LLC

Index

FORWARD-LOOKING STATEMENTS

        Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;

  •
  the effects of changes in current interest rates; and

  •
  changes in laws and regulations or the applications thereof, including changes in accounting standards or other laws that impact our business.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Chesapeake Funding LLC
CONDENSED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income:
Income from investment in related party special unit of beneficial interest in leases	$30,138	$37,924	$95,506	$116,377

Expenses:
Interest expense	9,394	18,031	39,093	49,401
Interest expense on mandatorily redeemable preferred membership interests	2,922	—	—	—
Service fees to related party	1,926	2,141	5,542	6,078

Total expenses	14,242	20,172	44,635	55,479

Operating income	15,896	17,752	50,871	60,898
Interest income	434	912	1,712	2,773

Income before income taxes	16,330	18,664	52,583	63,671
Income tax provision	408	446	1,314	1,522

Net income	$15,922	$18,218	$51,269	$62,149

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$107,839	$165,549
Restricted cash	76,450	97,006
Special unit of beneficial interest in fleet receivables—related party	84,886	80,000
Special unit of beneficial interest in leases—related party	3,323,870	3,485,536
Income tax receivable	—	415
Other assets	22,657	22,853

Total assets	$3,615,702	$3,851,359

Liabilities and members' equity
Liabilities:
Accrued interest and income taxes payable	$3,851	$3,556
Deferred income taxes	7,725	7,725
Medium-term notes	2,199,971	2,103,925
Mandatorily redeemable preferred membership interests	362,564	—
Variable funding notes	470,017	567,017

Total liabilities	3,044,128	2,682,223

Members' equity:
Preferred membership interests	—	364,073
Common membership interests, no par value	312,117	633,000
Note receivable from common member	(12,915)	(53,289)
Retained earnings	272,372	225,352

Total members' equity	571,574	1,169,136

Total liabilities and members' equity	$3,615,702	$3,851,359

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$51,269	$62,149
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing fees	4,737	3,524
Net losses (gains) on interest rate cap	(1,337)	1,805
Net changes in other assets and liabilities:
Accrued interest and income taxes payable	295	(396)
Income tax receivable	415	—
Interest income receivable	5	—
Restricted cash	20,556	(12,821)

Net cash provided by operating activities	75,940	54,261

Investing Activities
Special unit of beneficial interest in leases — related party	161,666	63,573
Special unit of beneficial interest in fleet receivables — related party	(4,886)	—

Net cash provided by investing activities	156,780	63,573

Financing Activities
Payment of deferred financing fees	(3,209)	(4,764)
Proceeds from issuance of preferred membership interests	362,564	61,613
Payment of preferred membership interests	(364,073)	—
Capital distribution to common member	(280,509)	(231,019)
Preferred membership interests dividends paid	(4,249)	(8,234)
Proceeds from issuance of variable funding notes	432,000	400,750
Payment of variable funding notes	(529,000)	(506,500)
Proceeds from issuance of medium-term notes	500,000	650,000
Payment of medium-term notes	(403,954)	(467,362)

Net cash used in financing activities	(290,430)	(105,516)

Net increase (decrease) in cash and cash equivalents	(57,710)	12,318
Cash and cash equivalents, beginning of period	165,549	192,544

Cash and cash equivalents, end of period	$107,839	$204,862

Supplemental disclosures of cash flow information:
Interest on notes and dividends on preferred membership interests paid	$33,265	$51,706

Interest on mandatorily redeemable preferred membership interests paid	$6,580	$—

Income taxes paid, net of refunds	$705	$1,726

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

        The Condensed Financial Statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K filed on March 10, 2003.

  Changes in Accounting Policies

        Guarantees.    On January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

        Derivative Instruments and Hedging Activities.    On June 30, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of adopting this standard was not material to the Company's results of operations or financial position.

        Financial Instruments with Characteristics of Both Liabilities and Equity.    On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. As a result, the Company reclassified its $362.6 million senior preferred membership interests ("PMI's") from the equity section of the Condensed Balance Sheets to the liability section as mandatorily redeemable preferred membership interests. The interest and dividend distributions on the PMI's for the three and nine months ended September 30, 2003 and 2002 were $2.9 million and $3.8 million and $7.2 million and $8.2 million, respectively. The Company is precluded from reclassifying prior period amounts, therefore, the third quarter 2003 amount is recorded as interest expense on the Condensed Statements of Income, while the 2002 amount and the amount for the six months ended June 30, 2003 is recorded as dividends.

2.     Debt

        During the nine months ended September 30, 2003, the Company made principal payments of $159.1 million and $200.0 million to the holders of its series 1999-2 Class A-2 medium-term notes and series 2001-1 Class A-1 medium-term notes, respectively. In July 2003, the Company purchased and retired the class B notes of its series 2002-2 which had a balance of $44.9 million. In August 2003, the Company issued $500 million of series 2003-1 medium-term notes bearing interest at a rate that is reset monthly at LIBOR plus 25 basis points for $230 million of such notes and LIBOR plus 36 basis points for $270 million of such notes.

        During the nine months ended September 30, 2003 the Company made drawdowns increasing the outstanding principal amount of its series 1999-3 variable funding notes by an aggregate of $432 million and made principal payments on its series 1999-3 variable funding notes in an aggregate amount of $529 million. As of September 30, 2003, the Company's series 1999-3 variable funding notes had a weighted average interest rate of approximately 1.32%. The series 1999-3 variable funding notes are renewable annually for an indefinite period if the Company and the multi-seller commercial paper conduits agree to do so. The principal amount of the series 1999-3 variable funding notes will begin to amortize when the notes are not renewed.

3.     Preferred Membership Interests

        During the nine months ended September 30, 2003, the Company redeemed $135.5 million, $93.1 million, $72.6 million and $62.9 million of the series of PMI's relating to its series 1999-3 variable funding notes, series 1999-2 medium-term notes, series 2001-1 medium-term notes and series 2002-1 medium-term notes, respectively.

        During the nine months ended September 30, 2003, the Company issued five new series of PMI's relating to its: (i) series 2001-1 medium-term notes having an aggregate liquidation preference of approximately $88.5 million, (ii) series 2002-1 medium-term notes having an aggregate liquidation preference of approximately $76.7 million, (iii) series 2002-2 medium-term notes having an aggregate liquidation preference of approximately $57.3 million,

(iv) series 2003-1 medium-term notes having an aggregate liquidation preference of approximately $45.6 million and (v) series 1999-3 variable funding notes having an aggregate liquidation preference of approximately $94.4 million. These PMI's were issued to an affiliate of Raven. The Company used a portion of the proceeds to purchase and retire the Class B notes of its series 2002-2 medium-term notes (discussed above).

4.     Note Receivable From Common Member

        On July 31, 2003, simultaneously with the retirement of the class B notes of the series 2002-2 notes, a $53.3 million demand note issued by VMS to Raven and contributed to the Company was cancelled, which reduced Raven's common membership interest in the Company by $53.3 million. On August 14, 2003, Raven increased its common membership interest in the Company by contributing $12.9 million demand note of VMS. The Company can call on this demand note from time to time in whole or in part at the Company's discretion with any calls reducing the available principal amount thereof. The demand note is not and will not be pledged as collateral to secure any series of the Company's notes.

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

        Income from investment in related party special unit of beneficial interest in leases for the three and nine months ended September 30, 2003 decreased by $7,786 and $20,871, respectively, from the comparable periods in 2002. Such decreases resulted primarily from declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for the three and nine months ended September 30, 2003 decreased by $5,715 and $10,308, respectively, as a result of decreases in the commercial paper rates and LIBOR (the rates at which our floating rate debt accrues interest). Accordingly, operating income for the three and nine months ended September 30, 2003 decreased by $1,856 and $10,027, respectively.

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

        In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. We do not believe the estimates and assumptions that we are required to make are particularly subjective or complex and as such we do not believe that any change in these estimates or assumptions would have a material impact on our results of operations or financial condition.

  Changes in Accounting Policies

        Guarantees.    On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to our results of operations or financial position.

        Derivative Instruments and Hedging Activities.    On June 30, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The impact of adopting this standard was not material to our results of operations or financial position.

        Financial Instruments with Characteristics of Both Liabilities and Equity.    On July 1, 2003, we adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. As a result we reclassified our $362.6 million PMI's from the equity section of the Condensed Balance Sheets to the liability section as mandatorily redeemable preferred membership interests. The interest and dividend distributions on the PMI's for the three and nine months ended September 30, 2003 and 2002 were $2.9 million and $3.8 million and $7.2 million and $8.2 million, respectively. We are precluded from reclassifying prior period amounts, therefore, the third quarter 2003 amount is recorded as interest expense on the Condensed Statement of Income, while the 2002 amount and the amount for the six months ended June 30, 2003 is recorded as dividends.

Delinquency Experience

        The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the nine months ended September 30, 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Nine Months Ended September 30,
	2003	2002
Percentage of Billings Delinquent (1)(2):
30-59 Days	0.53%	1.24%
60 Days or More	2.85%	2.99%

Total 30 or More Days Delinquent	3.38%	4.23%

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

        Total delinquencies for the nine months ended September 30, 2003 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased due to successful collection efforts and a reduction in the number of new bankruptcies. Management is not aware of any factors, which would negatively impact delinquencies for the remainder of 2003 beyond historical levels.

Loss and Recovery Experience

        The following table sets forth loss and recovery data with respect to VMS' leases and fleet management receivables for the nine months ended September 30, 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Nine Months Ended September 30,
	2003	2002
Ending dollar amount of leases (1)	$3,323,870	$3,350,347
Total billings for period	1,675,416	1,625,148
Gross losses (2)	134	770
Recoveries (3)	42	22

Net losses	$176	$792

Net losses as a percentage of ending dollar amount of leases	0.01%	0.02%
Net losses as a percentage of total billings for period	0.01%	0.05%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

        Net losses as a percentage of total billings decreased during the nine months ended September 30, 2003 as compared to the comparable period in 2002 due to lower losses from bankruptcies.

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

Residual Value Loss Experience

        The following table sets forth residual value loss performance data for VMS' closed-end leases for the nine months ended September 30, 2003 and 2002. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Nine Months Ended September 30,
	2003	2002
Total number of closed-end leases scheduled to terminate	2,778	3,445
Number of sold vehicles	3,006	3,099
Full termination ratio (1)	108.21%	89.96%
Total loss on sold vehicles (2)	$(704)	$(101)
Average loss per sold vehicles (3)	$(234)	$(32)
Loss as a percentage of stated residual values of sold vehicles (4)	(2.72%)	(0.35%)

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

        Total residual value losses increased $603 during the nine months ended September 30, 2003 as compared to the comparable period in 2002 and the total number of sold vehicles decreased by 3% due to lower used car values resulting from higher volumes of used cars available in the market. The average loss per vehicle returned and sold increased $202 per unit for the same reason.

Conversions of Floating Rate Leases to Fixed Rate Leases

        The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases during the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,
	2003	2002
Dollar amount of conversions for period (1)	$304	$4,862
Ending dollar amount of leases (2)	3,323,870	3,350,347
Conversions as a percentage of ending dollar amount of leases	0.01%	0.15%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

        Conversion of floating rate leases to fixed rate leases are at the discretion of the client. Management believes that the lack of conversions in the nine months ended September 30, 2003 is due to the clients' perception that floating rates will remain at, or decline from, current levels.

Fleet Management Receivable Billing Experience

        The following table sets forth data for VMS' aggregate billings of fleet management receivables for the nine months ended September 30, 2003 and 2002. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Nine Months Ended September 30,
	2003	2002
Aggregate billings	$723,582	$660,064
Average monthly billings	80,398	73,340
Maximum monthly billings	91,955	83,744
Minimum monthly billings	70,145	57,175

        Aggregate fleet management receivable billings increased $63.5 million in the nine months ended September 30, 2003 from the comparable period in 2002 primarily due to an increase in fuel and maintenance billings.

Characteristics of Leases Allocated to Lease SUBI

        The following tables contain certain statistical information relating to the leases allocated to the Lease SUBI as of September 18, 2003 (the last Lease SUBI monthly reporting period cutoff date during the third quarter of 2003). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $74,307,492 as of that date because such vehicles were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases
Aggregate unit balance of leases	$3,080,788,048.56
Number of leases	208,696
Average unit balance	$14,762.08
Range of unit balances	$2.52 to $757,699.72
Aggregate unit balance of open-end leases	$2,986,762,936.14
Aggregate unit balance of floating rate leases	$2,376,115,855.45
Aggregate lease balance of CP rate index floating rate leases	$2,260,126,036.67
Weighted average spread over CP rate	0.335%
Range of spreads over CP rate	0.00% to 3.00%
Aggregate unit balance of floating rate leases indexed to floating rates other than CP rate	$115,989,818.78
Aggregate unit balance of fixed rate leases	$704,672,193.11
Weighted average fixed rate	4.709%
Range of fixed rates	0.00% to 41.47%
Weighted average original lease term	62.33
Range of original lease terms	12 to 132 months
Weighted average remaining term	41.71
Range of remaining terms	0 to 119 months
Aggregate unit balance of closed-end leases	$94,025,112.42
Average unit balance of closed-end leases	$16,205.64
Range of unit balance of closed-end leases	$623.60 to $480,213.89
Average stated residual value of closed-end leases	$8,987.74

Note: Dollar amounts are in whole amounts

As of September 18, 2003, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $130,244,170. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $498,914,386 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $800,420,756.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used September 30, 2003 interest rates to perform a sensitivity analysis. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

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

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(c)
On July 31, 2003, the Company sold its (i) new Series 2001-1A Senior Preferred Membership Interests (the "Series 2001-1A PMIs"), (ii) new Series 2002-1A Senior Preferred Membership Interests (the "Series 2002-1A PMIs"), and (iii) new Series 2002-2A Senior Preferred Membership Interests (the "Series 2002-2A PMIs") having aggregate stated liquidation preferences of $88,536,603, $76,731,723 and $57,305,649, respectively, to Terrapin Funding LLC ("Terrapin") a subsidiary of Raven which financed its purchase of the Series 2001-1A PMIs, Series 2002-1A PMIs and Series 2002-2A PMIs by issuing privately its own asset backed notes and senior preferred membership interests. The net proceeds of the Series 2001-1A PMIs, Series 2002-1A PMIs, and Series 2002-2A PMIs were $88,536,603, $76,731,723 and $57,305,649, respectively, after deduction of fees and expenses. The sale of the Series 2001-1A PMIs, Series 2002-1A PMIs, and Series 2002-2A PMIs to Terrapin was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as transactions by an issuer not involving a public offering.

  On August 14, 2003, the Company sold its Series 2003-1 Senior Preferred Membership Interests (the "Series 2003-1 PMIs") having an aggregate stated liquidation preference of $45,551,409 to Terrapin which financed its purchase of the Series 2003-1 PMIs by issuing privately its own asset backed notes and senior preferred membership interests. The net proceeds of the Series 2003-1 PMIs were $45,551,409 after deduction of fees and expenses. The sale of the Series 2003-1PMIs to Terrapin was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

  On September 8, 2003, the Company sold its new Series 1999-3A Senior Preferred Membership Interests (the "Series 1999-3A PMIs") having an aggregate stated liquidation preference of $94,439,043 to Terrapin which financed its purchase of the Series 1999-3A PMIs by issuing privately its own asset backed notes and senior preferred membership interests. The net proceeds of the Series 1999-3A PMIs were $94,439,043 after deduction of fees and expenses. The sale of the Series 1999-3A PMIs to Terrapin was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

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

Date: November 13, 2003

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
3.7
Third Amendment, dated as of August 14, 2003, to the Amended and Restated Limited Liability Company Agreement of Chesapeake Funding LLC (formerly known as Greyhound Funding LLC), dated as of October 28, 1999, incorporated by reference to the Registration Statement on Form S-3 (File no. 333-109007) filed with the Securities and Exchange Commission on September 22, 2003.
10.1
Supplemental Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to the Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.2
Series 2003-1 Indenture Supplement, dated as of August 14, 2003, to the Base Indenture, dated as of June 30, 1999, between Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee.
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
  Item 1. Financial Statements
Chesapeake Funding LLC CONDENSED STATEMENTS OF INCOME (In thousands)
Chesapeake Funding LLC CONDENSED BALANCE SHEETS (In thousands)
Chesapeake Funding LLC CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
Chesapeake Funding LLC NOTES TO CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index