Form 10-K
period 2003-12-31
CHESAPEAKE FUNDING LLC
filed 2004-03-10
CIK 1117392

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 333-40708

CHESAPEAKE FUNDING LLC
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0391968 (I.R.S. Employer Identification Number)
940 RIDGEBROOK ROAD SPARKS, MARYLAND (Address of principal executive office)	21152 (Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☒

Chesapeake Funding LLC

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	3
2	Properties	4
3	Legal Proceedings	4
4	Submission of Matters to a Vote of Security Holders	4
	PART II
5	Market for the Registrant's Common Equity and Related Security Holder Matters	5
6	Selected Financial Data	6
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
7A	Quantitative and Qualitative Disclosures about Market Risk	13
8	Financial Statements and Supplementary Data	13
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
9A	Controls and Procedures	13
	PART III
10	Directors and Executive Officers of the Registrant	14
11	Executive Compensation	14
12	Security Ownership of Certain Beneficial Owners and Management	15
13	Certain Relationships and Related Transactions	15
14	Principal Accounting Fees and Services	16
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	16
	Signatures	17

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

Chesapeake Funding LLC is a special purpose limited liability company, which was organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002, the Company's name was changed to Chesapeake Funding LLC. The sole common member of Chesapeake is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services, LLC ("VMS"), a limited liability company and, from its date of organization until March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis").

On March 1, 2001, Avis was acquired by PHH Corporation. VMS became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. The Company made no significant adjustments.

We were formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring and holding a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI"), and acquiring and holding a certificate (the "Fleet Receivable SUBI Certificate") representing a portion of a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI" and together with the Lease SUBI, the "SUBIs") owned by D.L. Peterson Trust ("DLPT"). DLPT is a Delaware statutory trust established by VMS in order to administer the titling and to act as the lessor of the vehicles in connection with the financing and transfer of vehicles subject to leases. The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT. The Fleet Receivable SUBI is a beneficial interest in the fleet management receivables owned by DLPT which entitles us to receive up to $120 million a month of the collections received in respect of the fleet management receivables.

We do not have a direct ownership interest in the leases and vehicles allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI. In order to protect against the risk that certain liens of third-party creditors of DLPT or others in the assets allocated to the Lease SUBI and the Fleet Receivable SUBI could take priority over our interests and those of the indenture trustee for our notes in these assets, DLPT has issued a guaranty in favor of the indenture trustee for the benefit of the noteholders and the holders of our preferred membership interests. The guaranty guarantees the payment of the full amount payable to or for the benefit of the noteholders of each series of notes, and the payment of dividends on, and the redemption price of, each series of preferred membership interests issued by us. The guaranty is secured by a first priority security interest in all of the vehicles and other assets allocated to the Lease SUBI and the Fleet Receivable SUBI held by DLPT from time to time.

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

At December 31, 2003, the principal balance of the leases and vehicles allocated to the Lease SUBI was approximately $3.4 billion and the principal balance of the fleet management receivables represented by our interest in the Fleet Receivables SUBI was $91.5 million. The leases and related vehicles allocated to the Lease SUBI are open-end and closed-end leases of cars, trucks and other motorized vehicles or equipment. As of December 31, 2003, approximately 97% of the leases were open-end leases and approximately 85% of the vehicles subject to the leases were cars and light-duty trucks. The lessees under the leases and the obligors under the fleet management receivables allocated to the SUBIs are primarily companies which have greater than 100 fleet vehicles under lease and/or management.

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

VMS acts as the servicer of the DLPT leases, vehicles and receivables in which we have invested through our acquisition of the SUBIs pursuant to a Servicing Agreement, dated as of June 30, 1999 (the "Servicing Agreement"). VMS' servicing duties include, among other things, (i) contacting potential lessees, (ii) evaluating the creditworthiness of potential lessees, (iii) negotiating lease agreements, (iv) collecting and posting payments on the leases, fleet management receivables and any other assets of DLPT, (v) responding to inquiries of lessees, (vi) investigating and resolving delinquencies, (vii) sending payment statements and reporting tax information to lessees, (viii) disposing of returned vehicles, (ix) paying the costs of disposition of vehicles related to charged-off leases and vehicles rejected by the lessees, (x) administering the leases, (xi) amending payment due dates and making other modifications to the leases, (xii) approving vehicle repairs, and (xiii) accounting for collections. VMS as servicer is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI. VMS, as administrator, is also entitled to receive a monthly fee for its services in an amount equal to 0.01% per annum of our assets.

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

(b)    Recent Sales of Unregistered Securities.

On July 31, 2003, we sold our Series 2001-1A Senior Preferred Membership Interests (the "Series 2001-1A PMIs") having an aggregate liquidation preference of $88,536,603 to a subsidiary of Raven which financed its purchase of the Series 2001-1A PMIs by issuing its own asset-backed notes and senior preferred membership interests. The net proceeds of the Series 2001-1A PMIs were $88,536,603 after deduction of fees and expenses. The proceeds were used to redeem our original series 2001-1 PMIs having an aggregate stated liquidation value of $72,587,142. The sale of the Series 2001-1A PMIs to the subsidiary of Raven was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On July 31, 2003, we sold our Series 2002-1A Senior Preferred Membership Interests (the "Series 2002-1A PMIs") having an aggregate liquidation preference of $76,731,723 to a subsidiary of Raven which financed its purchase of the Series 2002-1A PMIs by issuing its own asset-backed notes and senior preferred membership interests. The net proceeds of the Series 2002-1A PMIs were $76,731,723 after deduction of fees and expenses. The proceeds were used to redeem our original series 2002-1 PMIs having an aggregate stated liquidation value of $62,908,543. The sale of the Series 2002-1A PMIs to the subsidiary of Raven was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On July 31, 2003, we sold our Series 2002-2A Senior Preferred Membership Interests (the "Series 2002-2A PMIs") having an aggregate liquidation preference of $57,305,649 to a subsidiary of Raven which financed its purchase of the Series 2002-2A PMIs by issuing its own asset-backed notes and senior preferred membership interests. The net proceeds of the Series 2002-2A PMIs were $57,305,649 after deduction of fees and expenses. The proceeds were used to redeem our series 2002-2 Class B asset backed notes having an aggregate stated liquidation value of $44,900,000. The sale of the Series 2002-2A PMIs to the subsidiary of Raven was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On August 14, 2003, we sold our Series 2003-1 Senior Preferred Membership Interests (the "Series 2003-1 PMIs") having an aggregate liquidation preference of $45,551,409 to a subsidiary of Raven which financed its purchase of the Series 2003-1 PMIs by issuing its own asset-backed notes and senior preferred membership interests. The net proceeds of the Series 2003-1 PMIs were $45,551,409 after deduction of fees and expenses. The sale of the Series 2003-1 PMIs to the subsidiary of Raven was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On September 8, 2003, we sold our Series 1999-3A Senior Preferred Membership Interests (the "Series 1999-3A PMIs") having an aggregate liquidation preference of $94,439,043 to a subsidiary of Raven which financed its purchase of the Series 1999-3A PMIs by issuing its own asset-backed notes and senior preferred membership interests. The net proceeds of the Series 1999-3A PMIs were $94,439,043 after deduction of fees and expenses. The sale of the Series 1999-3A PMIs to the subsidiary of Raven was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On November 19, 2003, we sold our Series 2003-2 Senior Preferred Membership Interests (the "Series 2003-2 PMIs") having an aggregate liquidation preference of $45,551,409 to a subsidiary of Raven which financed its purchase of the Series 2003-2 PMIs by issuing its own asset-backed notes and senior preferred membership interests. The net proceeds of the Series 2003-2 PMIs were $45,551,409 after deduction of fees and expenses. The sale of the Series 2003-2 PMIs to the subsidiary of Raven was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 2003, 2002, 2001, 2000 and 1999 and for the years ended December 31, 2003, 2002, 2001 and 2000 and the period from June 24, 1999 (our inception) through December 31, 1999 have been taken or are derived from and should be read in conjunction with our audited financial statements.

	Year Ended December 31,				Period from June 24, 1999 (inception) through December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Results of Operations:
Income from investment in related party special unit of beneficial interest in leases	$125,382	$152,157	$214,100	$250,956	$106,547
Interest expense	(46,415)	(63,831)	(115,722)	(172,764)	(71,776)
Interest expense on mandatorily redeemable preferred membership interest	(7,958)	—	—	—	—
Service fees to related party	(7,097)	(7,377)	(7,459)	(6,592)	(2,609)

Total expenses	(61,470)	(71,208)	(123,181)	(179,356)	(74,385)
Interest income	2,167	3,697	6,874	10,530	4,250

Income before income taxes	66,079	84,646	97,793	82,130	36,412
Income tax provision	(1,708)	(2,116)	(2,456)	(2,063)	(763)

Income before cumulative effect of accounting change	64,371	82,530	95,337	80,067	35,649
Cumulative effect of accounting change, net of tax	—	—	(7,660)	—	—

Net income	$64,371	$82,530	$87,677	$80,067	$35,649

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Financial Position:
Cash and cash equivalents	$182,699	$165,549	$192,544	$87,607	$93,531
Restricted cash	87,477	97,006	78,988	62,002	62,168
Special unit of beneficial interest in fleet receivables (related party)	91,521	80,000	80,000	80,000	80,000
Special unit of beneficial interest in leases (related party)	3,356,979	3,485,536	3,413,920	3,270,601	2,926,686
Total assets	3,745,381	3,851,359	3,785,153	3,517,205	3,173,151
Medium-term notes	2,603,753	2,103,925	1,485,448	1,000,000	1,000,000
Variable funding notes	65,000	567,017	1,145,717	1,624,521	1,363,187
Mandatorily redeemable preferred membership interest	408,116	—	—	—	—
Total liabilities	3,089,500	2,682,223	2,643,279	2,644,352	2,379,307
Members' equity	655,881	1,169,136	1,141,874	872,853	793,844
Total liabilities and members' equity	3,745,381	3,851,359	3,785,153	3,517,205	3,173,151

In presenting the financial data above in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Estimates by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

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

Income from investment in related party special unit of beneficial interest in leases for 2003 decreased by $26.8 million to $125.4 million from $152.2 million in 2002. Such decrease is a result of declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for 2003 decreased by $17.4 million to $46.4 million from $63.8 million in 2002, as a result of decreases in commercial paper rates and LIBOR partially offset by an increase in deferred financing fee amortization due to recent financings. Operating income for 2003 decreased by $17.0 million to $63.9 million from $80.9 million in 2002, as a result of increased deferred financing fee amortization due to recent financings, a reclassification of interest expense on mandatorily redeemable preferred membership interests as a result of the adoption of SFAS 150 (see "Changes in Accounting Policies During 2003" below) and smaller spreads between interest billed and interest expense for fixed rate leases.

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

The principal source of our revenue is payments received on the Lease SUBI held by us. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management receivables billing experience, in each case for leases and fleet management receivables that are of the same type as those allocated to the Lease SUBI and the Fleet Receivable SUBI.

Delinquency Experience

The following table sets forth delinquency experience data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the years ended December 31, 1999 through December 31, 2003. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Percentage of billings delinquent (1)(2):
30-59 days	0.47%	1.13%	1.30%	1.08%	1.44%
60 days or more	2.78%	2.96%	2.93%	1.89%	2.30%

Total 30 or more days delinquent	3.25%	4.09%	4.23%	2.97%	3.74%

(1)
The period of delinquency is based on the number of days payments are contractually past due.
(2)
Represents an average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and fleet management receivables that were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and fleet management receivables that were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly billing period.

Total delinquencies for 2003 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased for 2003 to 0.47% from 1.13% for 2002. Delinquencies of 60 days or more decreased to 2.78% of total billings in 2003 compared to 2.96% of total billings in 2002. Each of these decreases is due to successful collection efforts and a reduced number of new bankruptcies during 2003. Management is not aware of any factors, which would negatively impact delinquencies in 2004 beyond historical levels.

Loss and Recovery Experience

The following table sets forth loss and recovery experience data with respect to VMS' leases and fleet management receivables for the years ended December 31, 1999 through December 31, 2003. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Ending dollar amount of leases (1)	$3,356,979	$3,485,536	$3,413,920	$3,270,601	$2,926,686

Total billings for period	$2,246,874	$2,195,869	$2,334,778	$2,102,210	$1,954,603

Gross losses (2)	155	764	1,842	437	1,399
Recoveries (3)	61	(97)	(21)	(239)	(251)

Net losses	$216	$667	$1,821	$198	$1,148

Net losses as percentage of ending dollar amount of leases	0.01%	0.02%	0.05%	0.01%	0.04%
Net losses as percentage of total billings for period	0.01%	0.03%	0.08%	0.01%	0.06%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases decreased to 0.01% in 2003 from 0.02% in 2002 due to lower losses from bankruptcies in 2003. Net losses as a percentage of total billings decreased from 0.03% for 2002 to 0.01% in 2003 for the same reason.

Gross losses with respect to bankrupt obligors generally are not recognized by VMS until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of VMS' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the income statement at that time. The principal amount outstanding under all leases where the related vehicle was repossessed was immaterial for each of the last five years.

Residual Value Loss Experience

The following table sets forth residual value loss experience data for VMS' closed-end leases for the years ended December 31, 1999 through December 31, 2003. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Total number of closed-end leases scheduled to terminate	2,935	3,738	5,828	4,420	3,295
Number of sold vehicles	3,303	3,521	5,000	4,350	3,657
Full termination ratio (1)	112.54%	94.19%	85.79%	98.42%	110.99%
Total loss on sold vehicles (2)	$(390)	$(47)	$(5,796)	$(4,724)	$(2,470)
Average loss per sold vehicles (3)	$(118)	$(13)	$(1,159)	$(1,086)	$(675)
Loss as a percentage of stated residual values of sold vehicles (4)	(1.40%)	(0.14%)	(11.58%)	(10.22%)	(6.72%)

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

Total residual value losses increased $343 to $390 for 2003 from $47 for 2002 and the total number of vehicles sold decreased 6.2%. The average loss per vehicle sold increased to $118 per unit for 2003 from $13 per unit for 2002. The increase in residual value losses during 2003 is due to lower used car values resulting from higher volumes of used cars available in the used car marketplace.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases for the years ended December 31, 1999 through December 31, 2003.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Dollar amount of conversions for period (1)	$304	$5,406	$38,027	$21,313	$28,850
Ending dollar amount of leases (2)	3,356,979	3,485,536	3,413,920	3,270,601	2,926,686
Conversions as a percentage of ending dollar amount of leases	0.01%	0.16%	1.11%	0.65%	0.98%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Total conversions of floating rate leases to fixed rate leases were approximately $304 for 2003 compared with $5.4 million for 2002. Conversions of floating rate to fixed rate leases were lower in 2003 compared to 2002 due to a continued decline in interest rates experienced during 2003. Management anticipates that if interest rates begin to rise, conversions of floating rate leases to fixed rate leases could exceed historical levels, but such event would have no impact on our ability to service our debt.

Fleet Management Receivable Billing Experience

The following table sets forth data for VMS' aggregate billings of fleet management receivables for the years ended December 31, 1999 through December 31, 2003. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Aggregate billings	$977,485	$910,973	$1,019,223	$819,474	$724,412
Average monthly billings	81,457	75,914	84,935	68,290	60,368
Maximum monthly billings	93,540	91,612	118,358	77,612	68,753
Minimum monthly billings	70,145	57,175	63,268	58,052	51,277

Aggregate fleet management receivable billings increased to $977 million for 2003 compared to $911 million for 2002. The primary factor for this increase was an increase in fuel and maintenance billings partially offset by a decrease in billings for company-owned vehicles, which are purchased directly for customers.

Characteristics of Leases Allocated to Lease SUBI

The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of December 18, 2003 (the last Lease SUBI monthly reporting period cutoff date during the fiscal year). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $144.9 million as of that date because such vehicles are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases

Aggregate Unit Balance of Leases	$3,084,876,855.03
Number of Leases	210,789
Average Unit Balance	$14,634.90
Range of Unit Balances	$0.92 to $1,051,864.69
Aggregate Unit Balance of Open-End Leases	$2,996,731,333.17
Aggregate Unit Balance of Floating Rate Leases	$2,404,516,075.92
Aggregate Lease Balance of CP Rate Index Floating Rate Leases*	$2,269,436,756.15
Weighted Average Spread Over CP Rate	0.336%
Range of Spreads Over CP Rate	0.000% to 3.000%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than CP Rate	$135,079,319.77
Aggregate Unit Balance of Fixed Rate Leases	$680,360,779.11
Weighted Average Fixed Rate	4.598%
Range of Fixed Rates	0.000% to 42.071%
Weighted Average Original Lease Term	61.66 months
Range of Original Lease Terms	3 to 132 months
Weighted Average Remaining Term	41.21 months
Range of Remaining Terms	0 to 119 months
Aggregate Unit Balance of Closed-End Leases	$88,145,521.86
Average Unit Balance of Closed-End Leases	$15,334.99
Range of Unit Balances of Closed-End Leases	$381.39 to $457,709.50
Average Stated Residual Value of Leased Vehicles	$8,976.96

Note: Dollars are stated in whole amounts.

*
The CP Rate Index Floating Rate Leases are floating rate leases allocated to the Lease SUBI, the floating rate of which is typically based on either the rate on commercial paper set forth in Statistical Release H.15 (519), "Selected Interest Rates" published by the Board of Governors of the Federal Reserve System or the interest rates at which PHH Corporation issues its own commercial paper.

As of December 18, 2003, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $143.0 million, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $516.2 million and the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $823.1 million.

Changes in Accounting Policies During 2003

Derivative Instruments and Hedging Activities.    On July 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings as a component of interest expense, based upon the nature of the hedged item, in our results of operations. Amounts recognized during 2003, 2002 and 2001 were $2,996 gain, $1,805 loss and $2,818 gain, respectively.

Financial Instruments with Characteristics of Both Liabilities and Equity.    On July 1, 2003 we adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. As a result, on July 1, 2003, we reclassified our $232.3 million of PMIs from the equity section of our statement of financial position to the liability section as mandatorily redeemable preferred membership interests. SFAS No. 150 precludes us from reclassifying prior period amounts. Accordingly, through June 30, 2003, interest and dividends related to our PMIs were recorded as a reduction to member's equity; thereafter, such amounts are reflected within interest expense in our 2003 results of operations. We recorded $7.7 million of 2003 amounts within interest expense in our 2003 results of operations. Interest and dividend distributions on the PMIs for the years ended December 31, 2003, 2002 and 2001 were $12.2 million, $11.0 million, and $14.0 million, respectively.

Guarantees.    On January 1, 2003, we adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to our results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used December 31, 2003 interest rates to perform this sensitivity analysis. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material to our financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We do not have directors. We are managed by our managers. Set forth below is certain information regarding our managers and executive officers:

Name	Age	Office	Served Since	Business Experience
Kevin Burns	34	Manager	1999	Managing Director of Global Securitization Services, a manager of special purpose vehicles, since 1996.
Joseph W. Weikel	49	Manager	1999	Senior Vice President, General Counsel of VMS since 2001. Previously, General Counsel for VMS.
George J. Kilroy	56	Chief Executive Officer	2001	President, Chief Executive Officer of VMS since 2001. Previously, Senior Vice President for VMS.
Neil J. Cashen	49	Chief Financial Officer	1999	Executive Vice President, Chief Operating Officer of VMS since 2001. Previously, Senior Vice President of Finance for VMS.
Bradley J. Howatt	42	Chief Accounting Officer	2002	Vice President and Controller of VMS since 1999. Previously, Director of Financial Operations for VMS.

Mr. Burns is an employee of Global Securitization Services, LLC ("Global") and is an "independent" manager. Global provides certain administrative services to us pursuant to a Management Agreement dated as of June 30, 1999. These services include, among others, designating persons to serve as our managers and officers. Mr. Kilroy, Mr. Cashen, Mr. Howatt and Mr. Weikel are officers of VMS, which is the indirect owner of all of our common membership interests.

As an indirect subsidiary of Cendant, the Code of Ethics, as defined in Item 406 of Regulation S-K, of Cendant applies to our chief executive officer, chief financial officer and chief accounting officer. We will provide a copy of Cendant's Code of Ethics to any person, without charge, upon request in writing at the address of our principal executive office, attention: Chief Accounting Officer.

ITEM 11.    EXECUTIVE COMPENSATION

We do not pay any compensation to our managers or officers. The managers who are employees of VMS are compensated directly by VMS. Managers who are employees of Global are compensated by Global. In 2003 we paid Global $3,500 per year for the services provided pursuant to the Management Agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information regarding ownership of our common and preferred membership interests as of March 10, 2004:

Title of Class	Name and Address Of Beneficial Owner	Percent of Class
Common Membership Interests	Raven Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
Series 1999-3A Preferred Membership Interests	Terrapin Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
Series 2001-1A Preferred Membership Interests	Terrapin Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
Series 2002-1A Preferred Membership Interests	Terrapin Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
Series 2002-2A Preferred Membership Interests	Terrapin Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
Series 2003-1 Preferred Membership Interests	Terrapin Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
Series 2003-2 Preferred Membership Interests	Terrapin Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have no employees other than our managers. We have entered into an Administration Agreement, dated as of June 30, 1999, as amended (the "Administration Agreement") with VMS which has agreed to perform our various administrative duties under the indenture for each series of notes issued by us and related agreements pursuant to which our outstanding indebtedness has been issued, including the preparation and delivery of reports, notices, documents and other information that we are required to deliver or make available under the indenture. In addition, VMS has agreed to perform other activities at our request in connection with our assets so long as those activities are reasonably within its capability. VMS, as administrator, has agreed to indemnify and hold us harmless for losses or damages arising from acts, omissions or alleged acts or omissions of VMS, as administrator, other than acts, omissions or alleged acts or omissions that constitute bad faith, negligence or willful misconduct by us. VMS is not permitted to resign as administrator under the Administration Agreement, and the Administration Agreement will not terminate, until the termination of the indenture and the payment in full of all notes. VMS, as administrator, is entitled to receive a monthly fee for its services in an amount equal to 0.01% per annum of our assets.

VMS also acts as a servicer of the leases, vehicles and fleet management receivables owned by DLPT and allocated to our SUBIs pursuant to the Servicing Agreement described in Item 1 above. VMS is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI.

As of December 31, 2003, Raven has contributed to the Company two demand notes totaling $25.8 million. VMS executed the demand notes payable to Raven. Subsequently, Raven contributed the notes to the Company.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

As an indirect subsidiary of Cendant, the audit committee of Cendant also serves certain audit committee functions for our Company.

Principal Accounting Firm Fees.    Cendant pays fees billed by our auditors for services provided to us. Set forth below are fees for the years ended December 31, 2003 and 2002.

Audit Fees.    The aggregate fees billed for the audit of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to registration statements filed with the Securities and Exchange Commission and agreed-upon procedures were $418,000 and $56,000, respectively.

Pre-approval Policies and Procedures.    The information required by Item 14 of this Form 10-K regarding the audit committee's pre-approval policies and the procedures regarding the engagement of the auditors is incorporated herein by reference from Cendant Corporation's Definitive Proxy Statement filed on Schedule 14A on March 1, 2004 under the section title "Ratification of Appointment of Auditors."

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(A)(1)    FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 15(A)(3)    EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15(B)    REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE FUNDING LLC
By:	/s/ Joseph W. Weikel Joseph W. Weikel General Counsel and Manager Date: March 10, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Kilroy (George J. Kiroy)	Chief Executive Officer	March 10, 2004
/s/ Neil J. Cashen (Neil J. Cashen)	Chief Financial Officer and Manager	March 10, 2004
/s/ Bradley J. Howatt (Bradley J. Howatt)	Chief Accounting Officer	March 10, 2004
/s/ Joseph W. Weikel (Joseph W. Weikel)	Manager and General Counsel	March 10, 2004
/s/ Kevin Burns (Kevin Burns)	Manager	March 10, 2004

INDEPENDENT AUDITORS' REPORT

To the Managers of Chesapeake Funding LLC:

We have audited the accompanying balance sheets of Chesapeake Funding LLC (the "Company"), an affiliate of PHH Vehicle Management Services, LLC, as of December 31, 2003 and 2002, and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" on July 1, 2003. Also, as discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001.

The accompanying financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity.

/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 3, 2004

Chesapeake Funding LLC
STATEMENTS OF INCOME
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Income:
Income from investment in related party special unit of beneficial interest in leases	$125,382	$152,157	$214,100

Expenses:
Interest expense	46,415	63,831	115,722
Interest expense on mandatorily redeemable preferred membership interests	7,958	—	—
Service fees to related party	7,097	7,377	7,459

Total expenses	61,470	71,208	123,181

Operating income	63,912	80,949	90,919
Interest income	2,167	3,697	6,874

Income before income taxes	66,079	84,646	97,793
Income tax provision	1,708	2,116	2,456

Income before cumulative effect of accounting change	64,371	82,530	95,337
Cumulative effect of accounting change, net of tax	—	—	(7,660)

Net income	$64,371	$82,530	$87,677

See Notes to Financial Statements.

Chesapeake Funding LLC
BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
Assets:
Cash and cash equivalents	$182,699	$165,549
Restricted cash	87,477	97,006
Income tax receivable	210	415
Special unit of beneficial interest in fleet receivables (related party)	91,521	80,000
Other assets	26,495	22,853
Special unit of beneficial interest in leases (related party)	3,356,979	3,485,536

Total assets	$3,745,381	$3,851,359

Liabilities and members' equity
Liabilities:
Accrued interest and income taxes payable	$4,094	$3,556
Deferred income taxes	8,537	7,725
Medium-term notes	2,603,753	2,103,925
Mandatorily redeemable preferred membership interests	408,116	—
Variable funding notes	65,000	567,017

Total liabilities	3,089,500	2,682,223

Members' equity:
Preferred membership interests	—	364,073
Common membership interests, no par value	396,238	633,000
Note receivable from common member	(25,830)	(53,289)
Retained earnings	285,473	225,352

Total members' equity	655,881	1,169,136

Total liabilities and members' equity	$3,745,381	$3,851,359

See Notes to Financial Statements.

Chesapeake Funding LLC
STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating Activities
Net income	$64,371	$82,530	$87,677
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	7,737
Amortization	6,438	4,949	703
Deferred income taxes	812	1,964	525
Net losses (gains) on interest rate cap	(2,996)	1,805	(2,818)
Net changes in other assets and liabilities:
Accrued interest and income taxes payable	538	(2,797)	(8,319)
Income tax receivable	205	(415)	—
Other assets	17	(107)	—

Net cash provided by operating activities	69,385	87,929	85,505

Investing Activities
Restricted cash	9,529	(18,018)	(16,986)
Special unit of beneficial interest in leases (related party)	128,557	(71,616)	(143,319)
Special unit of beneficial interest in fleet receivables (related party)	(11,521)	—	—

Net cash provided by (used in) investing activities	126,565	(89,634)	(160,305)

Financing Activities
Payment of deferred financing fees	(7,101)	(9,799)	(6,461)
Purchase of interest rate cap	—	—	(1,790)
Proceeds from issuance of preferred membership interests	408,116	62,908	72,587
Redemption of preferred membership interest	—	(1,295)	—
Payment of preferred membership interests	(364,073)	—	(32,578)
Capital contributions from (distributions to) common member	(209,303)	(105,839)	158,063
Common membership interest distribution	—	—	(2,776)
Preferred membership interest dividends	(4,250)	(11,042)	(13,952)
Proceeds from issuance of variable funding notes	557,000	548,750	250,600
Payment of variable funding notes	(1,059,017)	(1,127,450)	(729,404)
Proceeds from issuance of medium-term notes	1,000,000	1,194,900	750,000
Payment of medium-term notes	(500,172)	(576,423)	(264,552)

Net cash (used in) provided by financing activities	(178,800)	(25,290)	179,737

Net increase (decrease) in cash and cash equivalents	17,150	(26,995)	104,937
Cash and cash equivalents, beginning of period	165,549	192,544	87,607

Cash and cash equivalents, end of period	$182,699	$165,549	$192,544

Supplemental disclosures of cash flow information:
Interest on notes and dividends on preferred membership interests paid	$47,476	$58,232	$139,673

Interest on mandatorily redeemable preferred membership interests paid	$6,976	$—	$—

Income taxes paid, net of refunds	$691	$1,736	$1,539

See Notes to Financial Statements.

Chesapeake Funding LLC
STATEMENTS OF MEMBERS' EQUITY
(in thousands)

	Preferred Membership Interest	Common Membership Interest	Note Receivable From Common Member	Retained Earnings	Total Members' Equity
BALANCE, January 1, 2001	$262,451	$527,487	$—	$82,915	$872,853
Net income	—	—	—	87,677	87,677
Equity contribution at SUBI settlement, net	—	158,063	—	—	158,063
Common membership interest distribution	—	—	—	(2,776)	(2,776)
Issuance of preferred membership interest	72,587	—	—	—	72,587
Paydown of preferred membership interest	(32,578)	—	—	—	(32,578)
Preferred membership dividends	—	—	—	(13,952)	(13,952)

BALANCE, December 31, 2001	302,460	685,550		153,864	1,141,874
Net income	—	—	—	82,530	82,530
Equity distribution at SUBI settlement, net	—	(105,839)	—	—	(105,839)
Issuance of preferred membership interest	62,908	—	—	—	62,908
Redemption of preferred membership interest	(1,295)	—	—	—	(1,295)
Issuance of Note Receivable from common member	—	53,289	—	—	53,289
Note receivable—Common Member	—	—	(53,289)	—	(53,289)
Preferred membership dividends	—	—	—	(11,042)	(11,042)

BALANCE, December 31, 2002	364,073	633,000	(53,289)	225,352	1,169,136
Net income	—	—	—	64,371	64,371
Equity distribution at SUBI settlement, net	—	(209,303)	—	—	(209,303)
Redemption of preferred membership interest	(364,073)	—	—	—	(364,073)
Issuance of Note Receivable from common member	—	25,830	—	—	25,830
Redemption of Note Receivable from common member	—	(53,289)	53,289	—	—
Note receivable—Common Member	—	—	(25,830)	—	(25,830)
Preferred membership dividends	—	—	—	(4,250)	(4,250)

BALANCE, December 31, 2003	$—	$396,238	$(25,830)	$285,473	$655,881

See Notes to Financial Statements.

Chesapeake Funding LLC
NOTES TO FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation – Chesapeake Funding LLC ("Chesapeake" or the "Company") is a special purpose limited liability company, which was organized on June 24, 1999 as Greyhound Funding LLC under the laws of the State of Delaware. On April 25, 2002, the Company's name was changed to Chesapeake Funding LLC. The sole common member of Chesapeake is Raven Funding LLC ("Raven"), which itself is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH Vehicle Management Services, LLC ("VMS"), a limited liability company and, from its date of organization until March 1, 2001, a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis").

  On March 1, 2001, Avis was acquired by PHH Corporation. VMS became a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporaton. All assets and liabilities were recorded by the Company at fair value as of March 1, 2001. No significant adjustments were made by the Company.

  Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring and holding a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI"), and acquiring and holding a certificate (the "Fleet Receivable SUBI Certificate") representing a portion of a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") owned by D.L. Peterson Trust ("DLPT"). The Lease SUBI is a beneficial ownership interest in the leases, vehicles and paid-in-advance vehicles owned by DLPT (the "SUBI Assets"). DLPT is a Delaware statutory trust established by VMS in order to administer the titling and to act as lessor of the vehicles in connection with the financing and transfer of vehicles subject to leases.

  The Fleet Receivable SUBI is a beneficial interest in the fleet management receivables owned by DLPT which entitles Chesapeake to receive up to $120 million a month of the collections received in respect of the fleet management receivables.

  Chesapeake does not have a direct ownership interest in the leases and vehicles allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI. In order to protect against the risk that certain liens of third-party creditors of DLPT or others in the assets allocated to the Lease SUBI and the Fleet Receivable SUBI could take priority over Chesapeake's interests and those of the indenture trustee for its notes in these assets, DLPT has issued a guaranty in favor of the indenture trustee for the benefit of the noteholders and the holders of Chesapeake's preferred membership interests. The guaranty guarantees the payment of the full amount payable to or for the benefit of the noteholders of each series of Chesapeake's notes, and the payment of dividends on, and the redemption price of, each series of preferred membership interests issued by Chesapeake. The guaranty is secured by a first priority security interest in all of the vehicles and other assets allocated to the Lease SUBI and the Fleet Receivable SUBI held by DLPT from time to time.

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

  Cash and Cash Equivalents – Cash and cash equivalents represent payments collected on receivables and leases that are allocated to the Fleet Receivable SUBI Certificate and the Lease SUBI Certificate, which are the collateral for the Company's asset backed financing structure (see Note 4—Debt) and all investments purchased with an original maturity of three months or less.

  Restricted Cash – Under the terms of its debt agreement the Company is required to set aside certain amounts of cash, which are not readily available for disbursements, to provide additional credit enhancement on the Company's medium-term notes and variable funding notes (see Note 4—Debt).

  Revenue Recognition – The Company recognizes income from its Lease SUBI as DLPT recognizes income on its lease portfolio and management fees billed on the lease portfolio. Substantially all of the leases within DLPT's lease portfolio are operating leases (see Note 3—Special Unit of Beneficial Interest in Leases (Related Party)) and, therefore, Lease SUBI income represents the monthly lease payment from the lessee minus the depreciation on the related vehicle. Amounts charged to the lessees for interest are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest can also be based on a fixed rate that would remain constant for the life of the lease. The Lease SUBI requires DLPT to remit its income computed as described above to the certificate holder on a monthly basis.

  Deferred Financing Fees – Deferred financing fees, which are included as a component of other assets on the Company's Balance Sheets, are costs incurred in connection with issuing debt and are amortized on the interest method based upon anticipated amortization of the respective portfolios. Such amortization for the years ended December 31, 2003, 2002 and 2001 was $6,438, $4,949, and $703 respectively, and is included in interest expense in the accompanying Statements of Income.

  Equity Contributions and SUBI Settlements – As the Company acquires interests in vehicles and leases allocated to the Lease SUBI from Raven throughout each month, the Company computes the amount by which the fair market value of the interests acquired (equal to Raven's adjusted basis) exceeds the cash consideration paid for such interests. Such excess amounts are considered capital contributions. Upon monthly settlement, or upon other dates as may be determined by the Company from time to time, collections on leases, vehicles and receivables in excess of amounts applied to pay servicing fees, expenses, debt service, preferred equity distributions and other obligations of the Company are distributed to Raven. Under Delaware law and the limited liability company agreement of the Company, such amounts are considered equity transactions and are recorded as such in the accompanying Statements of Members' Equity.

  Derivative Financial Instruments – Certain of the Company's debt indentures require the Company to maintain interest rate caps to manage fluctuations in interest rates. The interest rate caps do not qualify for hedge accounting treatment under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value in the Company's Balance Sheet, with the related changes in fair value recorded currently in earnings as a component of interest expense. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings as a component of interest expense in the Statements of Income. Amounts recognized during 2003, 2002 and 2001 were $2,996 gain, $1,805 loss and $2,818 gain, respectively.

  Reclassifications – Certain amounts for prior periods have been reclassified to conform to current period presentations.

  Changes in Accounting Policies—2003

  Derivative Instruments and Hedging Activities.    On July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Such standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

  Financial Instruments with Characteristics of Both Liabilities and Equity.    On July 1, 2003 the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This standard addresses how certain financial instruments with characteristics of both liabilities and equity should be classified and measured. As a result of adopting this standard, the Company reclassified $232.3 million of its PMIs from the equity section of the Balance Sheets to the liability section as mandatorily redeemable preferred membership interests. SFAS No. 150 precludes the Company from reclassifying prior period amounts. Accordingly, through June 30, 2003, interest and dividends related to the PMIs were recorded as a reduction to Member's equity; thereafter, such amounts are reflected within Interest expense on the 2003 Statement of Income. $7.7 million of 2003 amounts are recorded within Interest expense on the 2003 Statement of Income. Interest and dividend distributions on the PMIs for the years ended December 31, 2003, 2002 and 2001 were $12.2 million, $11.0 million, and $14.0 million, respectively.

  Guarantees.    On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  Change in Accounting Policy—2002

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

  The Company evaluates the recoverability of its long-lived assets by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets.

  Change in Accounting Policy—2001

  Accounting for Derivative Instruments and Hedging Activities.    On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging

  Activities." This standard, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company has recorded all such derivatives at fair value in the Balance Sheets. The adoption of this standard resulted in the recognition of a non-cash charge of $7.7 million ($7.6 million, after tax) in the Statement of Income on January 1, 2001 to account for the cumulative effect of the accounting change relating to derivatives designated as fair value type hedges prior to adopting this standard, to derivatives not designated as hedges and to certain embedded derivatives.

2.     SPECIAL UNIT OF BENEFICIAL INTEREST IN FLEET RECEIVABLES (RELATED PARTY)

  The Fleet Receivable SUBI Certificate represents the beneficial interest in up to $120 million of VMS's fleet receivables ("Fleet Receivables") acquired by Raven and contributed to the Company. The Fleet Receivables include payment obligations arising from fuel card programs, vehicle maintenance charges, company-owned billings (billings for vehicles that are not leased by DLPT) and accident management services. Raven owns a certificate representing any amount of Fleet Receivables over $120 million, which have not been assigned to the Company. The Company holds the Fleet Receivable SUBI Certificate to provide additional credit enhancement for its medium term and variable funding notes. The Fleet Receivables are not interest bearing and the Company will not recognize revenue as a result of its holding the Fleet Receivable SUBI Certificate.

3.     SPECIAL UNIT OF BENEFICIAL INTEREST IN LEASES (RELATED PARTY)

  The carrying amount of the Lease SUBI Certificate on the accompanying Balance Sheet, is the same as the book value of the SUBI Assets in DLPT's balance sheets.

  The following information describes the leases maintained by DLPT, which are the underlying assets of the Lease SUBI, and summarizes the accounting policies used by DLPT, which are in accordance with accounting principles generally accepted in the United States of America. DLPT primarily leases its vehicles under three standard arrangements: open-end operating leases, closed-end operating leases and open-end finance leases (direct financing leases). These leases are accounted for in accordance with SFAS No. 13, "Accounting for Leases." Each lease is classified as an operating lease or direct financing lease, as appropriate.

  Open-end Operating Leases – Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. Sale of the vehicles upon termination of the lease is for the account of the lessee except for a minimum residual value, which DLPT guarantees. DLPT guarantees 16% of the fair market value (defined as the vehicle's capitalized cost if it is sold during the period from the beginning of the thirteenth through the end of the twenty-fourth month of its rental term and is included in net investment leases on DLPT's balance sheet) of the vehicles at the time of sale. If the vehicle is sold anytime after the twenty-fourth month of its rental term, the fair market value is the fair market value of the vehicle at the beginning of the monthly renewal period immediately preceding the date of sale. The guarantee is adjusted for any excess wear and tear or any excess mileage. Sale of the vehicle upon termination is for the account of the lessee subject to the 16% guarantee.

  Closed-end Operating Leases – Under these leases, the lease terms are typically 24 months or longer; 36 month lease terms are the most prevalent. These leases are cancelable under certain conditions. The residual values for the closed-end leases are included in the investment in leases and leased vehicles. Residual value estimates are made utilizing third party estimates and VMS's internal expertise. Sale of the vehicles upon termination is for the account of the lessor.

  At December 31, 2003 and 2002, DLPT's net investment in leases and leased vehicles for all operating leases was approximately $3.3 billion and $3.4 billion, respectively.

  Open-end Direct Financing Leases – Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. Sale of the vehicles upon termination of the lease is for the account of the lessee and the lessee guarantees that the lessor will receive the full residual value of the vehicle upon lease termination. At December 31, 2003 and 2002, DLPT's net investment in leases and leased vehicles for direct financing leases was approximately $56 million and $60 million, respectively.

  Paid-in-Advance Vehicles – Paid-in-advance vehicles represent disbursements for vehicles ordered at the request of lessees party to a master lease agreement. These vehicles will ultimately become subject to eligible leases under the Lease SUBI when they are delivered to the ultimate customer. Paid-in-advance balances are allocated to open-end operating, closed-end operating and open-end direct financing leases on DLPT's balance sheet.

  Long-lived Assets – Long-lived assets, carried on DLPT's balance sheet, are comprised primarily of net investments in leased assets. Such assets are reviewed by DLPT for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether any impairment exists pursuant to the provisions of SFAS No. 144. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets. Any impairment loss recorded by DLPT would reduce the Income from investment in related party special unit of beneficial interest in leases on the Company's Statements of Income. During the years ended December 31, 2003, 2002, and 2001, DLPT did not incur any material impairment losses.

  Net investment in leases recorded by DLPT consists of the following (in thousands):

	As of December 31,
	2003	2002
Vehicles under open-end operating leases	$6,369,492	$6,348,112
Vehicles under closed-end operating leases	156,628	169,470
Vehicles held for sale	13,100	26,034

	6,539,220	6,543,616
Less accumulated depreciation	(3,237,806)	(3,117,683)

	3,301,414	3,425,933
Gross receivables under direct financing leases	61,461	65,926
Unearned income	(5,896)	(6,323)

Total	$3,356,979	$3,485,536

  Under the open-end operating and direct financing lease arrangements the minimum lease term is 12 months. The client can elect to renew the lease on a month-to-month basis or cancel the lease. At December 31, 2003, future minimum lease payments to be received on DLPT's operating and finance leases are as follows (in thousands). Future minimum lease payments do not include amounts representing interest as such interest components are charged at variable rates which reset monthly.

	Operating Leases	Direct Financing Leases	Total
2004	$1,155,177	$25,627	$1,180,804
2005	960,448	18,696	979,144
2006	651,576	9,057	660,633
2007	317,293	2,045	319,338
2008	108,274	140	108,414
Thereafter	108,646	—	108,646

Total	$3,301,414	$55,565	$3,356,979

4.     DEBT

  At December 31, 2003 and 2002, the Company's maximum capacity under its variable funding notes was $800 million and $1.0 billion, respectively. Such notes are renewable annually. At December 31, 2003 and 2002, $65 million and $567 million, respectively, were outstanding on these notes. The interest on the variable funding notes is based on commercial paper rates that the multi-seller commercial paper conduits issue on a periodic short-term basis. The weighted average interest rate on these notes at December 31, 2003 and 2002 was approximately 1.37% and 1.74%, respectively. The Company is required to pay a per annum commitment fee of 20 basis points on the unused portion of the committed amount and a per annum utilization fee of 27.5 basis points on the outstanding balance utilized.

  At December 31, 2003, the Company's medium-term notes included five series of floating rate asset-backed notes; Series 2001-1 floating rate asset backed notes, Series 2002-1 floating rate asset backed notes, Series 2002-2 floating rate asset backed notes, Series 2003-1 floating rate asset backed notes, and Series 2003-2 floating rate asset backed notes. At December 31, 2002, the Company's medium-term notes included four series of floating rate asset backed notes; Series 2001-1 floating rate asset backed notes, Series 2002-1 floating rate asset backed notes, Series 2002-2 floating rate asset backed notes and Series 1999-2 floating rate asset backed notes. The Series 1999-2 floating rate asset backed notes were paid in full in 2003. Each series of medium term notes has an interest rate which is reset monthly at LIBOR plus a spread.

  Medium term notes at December 31, 2003 and 2002 were as follows:

				Balance as of December 31,
		LIBOR Spread	Original Amount			Final Maturity
	Issued			2003	2002
Series 1999-2 Class A-2	October 1999	35 bp	450,000	—	159,025	—
Series 2001-1 Class A-1	October 2001	26 bp	425,000	128,753	425,000	September 2006
Series 2001-1 Class A-2	October 2001	31 bp	325,000	325,000	325,000	September 2013
Series 2002-1 Class A-1	June 2002	20 bp	295,000	295,000	295,000	June 2007
Series 2002-1 Class A-2	June 2002	27 bp	355,000	355,000	355,000	June 2014
Series 2002-2 Class A-1	December 2002	30 bp	255,000	255,000	255,000	November 2007
Series 2002-2 Class A-2	December 2002	41 bp	245,000	245,000	245,000	November 2014
Series 2002-2 Class B	December 2002	155 bp	44,900	—	44,900	—
Series 2003-1 Class A-1	August 2003	25 bp	230,000	230,000	—	August 2008
Series 2003-1 Class A-2	August 2003	36 bp	270,000	270,000	—	August 2015
Series 2003-2 Class A-1	November 2003	20 bp	230,000	230,000	—	November 2008
Series 2003-2 Class A-2	November 2003	30 bp	270,000	270,000	—	November 2015

Totals				$2,603,753	$2,103,925

  The interest rates for the Company's medium-term notes at December 31, 2003 and 2002 were approximately:

	2003	2002
Series 1999-2 Class A-2	—	1.78%
Series 2001-1 Class A-1	1.43%	1.69%
Series 2001-1 Class A-2	1.48%	1.74%
Series 2002-1 Class A-1	1.37%	1.63%
Series 2002-1 Class A-2	1.44%	1.70%
Series 2002-2 Class A-1	1.47%	1.72%
Series 2002-2 Class A-2	1.58%	1.83%
Series 2002-2 Class B	—	2.97%
Series 2003-1 Class A-1	1.42%	—
Series 2003-1 Class A-2	1.53%	—
Series 2003-2 Class A-1	1.37%	—
Series 2003-2 Class A-2	1.47%	—

  Each series of medium term notes will commence amortizing on the second payment date following the beginning of the scheduled amortization period for that series of notes. However, the occurrence of certain events may trigger early amortization including, among others, (a) failure to make any payment on each series of notes when due, (b) failure to comply with covenants in the base indenture governing each series of notes, (c) certain bankruptcy and insolvency events, (d) failure to comply with covenants relating to credit enhancement for each series of notes and to maintain certain minimum performance criteria with respect to the leases allocated to the Lease SUBI, (e) failure to pay dividends on the preferred membership interests when due and (f) default by VMS in performing its obligations under the Servicing Agreement (each an "Amortization Event"). The Series 1999-2 Class A-2 notes were paid in full during the second quarter of 2003. The Series 2001-1 Class A-1 notes began to amortize in April 2003. The Series 2001-1 Class A-2 notes will begin to amortize when the Series 2001-1 Class A-1 notes are repaid in full or upon the earlier occurrence of an Amortization Event. The Series 2002-1 Class A-1 notes began to amortize in November 2003. The Series 2002-1 Class A-2 notes will begin to amortize when the Series 2002-1 Class A-1 notes are repaid in full or upon the earlier occurrence of an Amortization Event. The Series 2002-2 Class A-1 notes will begin to amortize in March 2004 or upon the earlier occurrence of an Amortization Event. The Series 2002-2 Class A-2 notes will begin to amortize when the Series 2002-2 Class A-1 notes are repaid in full or upon the earlier occurrence of an Amortization Event. During the second quarter of 2003, the Company purchased and retired the Series 2002-2 Class B notes. The Series 2003-1 Class A-1 notes will begin to amortize in January 2005. The Series 2003-1 Class A-2 notes will begin to amortize when the Series 2003-1 Class A-1 notes are repaid in full or upon the earlier occurrence of an Amortization Event. The Series 2003-2 Class A-1 notes will begin to amortize in May 2005 or upon the earlier occurrence of an Amortization Event. The Series 2003-2 Class A-2 notes will begin to amortize when the Series 2003-2 Class A-1 notes are repaid in full or upon the earlier occurrence of an Amortization Event. Actual repayments of principal are based on cash flows available from the Lease SUBI.

  Credit enhancement for each series of the Company's Medium-term notes is provided through (a) overcollateralization provided by the excess of the respective Series' aggregate unit balance in excess of its invested balance, (b) the Fleet Receivable SUBI Certificate and amounts payable to the holder thereof, (c) amounts, if any, on deposit in the respective Series' reserve account and (d) amounts on deposit in the respective Series' yield supplement account.

  The variable funding notes and the medium term notes rank equally with each other, which means they have an equal claim to the Company's assets based on the portion of the Company's outstanding debt represented by such notes.

  Certain of these debt instruments contain restrictive covenants, including restrictions on other indebtedness, mergers, the granting of liens, asset acquisitions and sales, and also covenants regarding the maintenance of separate existence. At December 31, 2003, the Company was in compliance with all covenants.

5.     PREFERRED MEMBERSHIP INTERESTS

  Series 1999-2 Senior Preferred Membership Interests

  During the second quarter of 2003, the Company redeemed its Series 1999-2 Senior Preferred Membership Interests ("Series 1999-2 PMIs") having an aggregate stated liquidation preference of $93.1million. The dividends paid on the Series 1999-2 PMIs were $641, $2.3 million, and $4.6 million for 2003, 2002 and 2001, respectively.

  Series 1999-3 and 1999-3A Senior Preferred Membership Interests

  During the first quarter of 2003, the Company redeemed $38.7 million of its Series 1999-3 Senior Preferred Membership Interests ("Series 1999-3 PMIs") in cash. During the third quarter 2003, the Company redeemed its Series 1999-3 PMIs having an aggregate stated liquidation preference of $96.8 million and issued Series 1999-3A Senior Preferred Membership Interests ("Series 1999-3A PMIs") having an aggregate stated liquidation preference of $94.4 million which was outstanding at December 31, 2003. The holders of the Series 1999-3A PMIs are entitled to receive dividends at a rate equal to one-month LIBOR plus 400 basis points. The dividend periods correspond to the same interest periods as the variable funding notes. Dividends on the Series 1999-3A PMIs must be declared and paid on each dividend payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 1999-3 PMIs and the Series 1999-3A PMIs were $3.4 million, $6 million and $7.9 million for 2003, 2002 and 2001, respectively.

  Series 2001-1 and 2001-1A Senior Preferred Membership Interests

  During the third quarter of 2003, the Company redeemed its Series 2001-1 Senior Preferred Membership Interests ("Series 2001-1 PMIs") having an aggregate stated liquidation preference of $72.6 million and issued Series 2001-1A Senior Preferred Membership Interests ("Series 2001-1A PMIs") having an aggregate stated liquidation preference of $88.5 million, which was outstanding at December 31, 2003. The holders of the Series 2001-1A PMIs are entitled to receive dividends at a rate equal to one-month LIBOR plus 400 basis points. The dividend periods correspond to the same interest periods as the Series 2001-1 medium term notes. Dividends on the Series 2001-1A PMIs must be declared and paid on each dividend payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 2001-1 PMIs and the Series 2001-1A PMIs were $2.9 million, $2.6 million and $.3 million for 2003, 2002 and 2001, respectively.

  Series 2002-1 and 2002-1A Senior Preferred Membership Interests

  During the third quarter of 2003, the Company redeemed its Series 2002-1 Senior Preferred Membership Interests ("Series 2002-1 PMIs") having an aggregate stated liquidation preference of $62.9 million and issued Series 2002-1A Senior Preferred Membership Interests ("Series 2002-1A PMIs") having an aggregate stated liquidation preference of $76.7 million, which was outstanding at December 31, 2003. The holders of the Series 2002-1A PMIs are entitled to receive dividends at a rate equal to one-month LIBOR plus 400 basis points. The dividend periods correspond to the same interest periods as the Series 2002-1 medium term notes. Dividends on the Series 2002-1A PMIs must be declared and paid on each payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 2002-1 PMIs and the Series 2002-1A PMIs were $2.5 million and $1.3 million for 2003 and 2002, respectively.

  Series 2002-2A Senior Preferred Membership Interests

  During the last quarter of 2003, the Company issued Series 2002-2A Senior Preferred Membership Interests ("Series 2002-2A PMIs") having an aggregate stated liquidation preference of $57.3 million, which was outstanding at December 31, 2003. The holders of the Series 2002-2A PMIs are entitled to receive dividends at a rate equal to one-month LIBOR plus 400 basis points. The dividend periods correspond to the same interest periods as the Series 2002-2 medium term notes. Dividends on the Series 2002-2A PMIs must be declared and paid on each payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 2002-2A PMIs were $1.1 million for 2003.

  Series 2003-1 Senior Preferred Membership Interests

  During the last quarter of 2003, the Company issued Series 2003-1 Senior Preferred Membership Interests ("Series 2003-1 PMIs") having an aggregate stated liquidation preference of $45.6 million, which was outstanding at December 31, 2003. The holders of the Series 2003-1 PMIs are entitled to receive dividends at a rate equal to one-month LIBOR plus 400 basis points. The dividend periods correspond to the same interest periods as the Series 2003-1 medium term notes. Dividends on the Series 2003-1 PMIs must be declared and paid on each payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 2003-1 PMIs were $745 for 2003.

  Series 2003-2 Senior Preferred Membership Interests

  During last quarter of 2003, the Company issued Series 2003-2 Senior Preferred Membership Interests ("Series 2003-2 PMIs") having an aggregate stated liquidation preference of $45.6 million, which was outstanding at December 31, 2003. The holders of the Series 2003-2 PMIs are entitled to receive dividends at a rate equal to one-month LIBOR plus 400 basis points. The dividend periods correspond to the same interest periods as the Series 2003-2 medium term notes. Dividends on the Series 2003-2 PMIs must be declared and paid on each payment date to the extent that on such date, the Company has funds legally available for the payment of such dividends based on the covenants specified in the Company's LLC agreement. The dividends paid on the Series 2003-2 PMIs were $123 for 2003.

  The Series 1999-3A PMIs, the Series 2001-1A PMIs, the Series 2002-1A PMIs, the Series 2002-2A PMIs, the Series 2003-1 PMIs and the Series 2003-2 PMIs are redeemable at the option of the Company on any dividend payment date through the termination of the related series of debt (discussed in Note 4-Debt). Each series of PMIs is redeemable by the Company in whole or in part from time to time, upon termination of the related series of debt and on each dividend payment date thereafter.

  The Series 1999-3A PMIs, the Series 2001-1A PMIs, the Series 2002-1A PMIs, the Series 2002-2A PMIs, the Series 2003-1 PMIs and the Series 2003-2 PMIs have been purchased by Terrapin Funding LLC, a wholly owned subsidiary of Raven.

6.     NOTE RECEIVABLE FROM COMMON MEMBER

  On December 16, 2002, VMS executed a demand note payable to Raven in the amount of $53.3 million. Subsequently, Raven contributed the note to the Company. The contribution by Raven and the related note receivable are shown in the Statements of Members' Equity.

  On July 31, 2003, simultaneously with the retirement of the Series 2002-2 Class B notes, the $53.3 million demand note issued by VMS to Raven and contributed by Raven to the Company was cancelled. This reduced Raven's common membership interest in the Company by $53.3 million.

  During 2003, Raven increased its common membership interest in the Company by contributing $25.8 million of demand notes from VMS to the Company.

7.     FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of cash and cash equivalents, restricted cash, the Fleet Receivable SUBI Certificate and the Lease SUBI Certificate approximates fair value due to the short-term nature of these assets.

  The fair value of all other financial instruments is generally determined by reference to quoted market prices for similar issues.

  The carrying amounts and estimated fair value of all financial instruments are as follows at December 31:

		2003		2002
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents		$182,699	$182,699	$165,549	$165,549
Restricted cash		87,477	87,477	97,006	97,006
Interest rate cap—asset		8,156	8,156	5,159	5,159
Fleet Receivable SUBI Certificate		91,521	91,521	80,000	80,000
Lease SUBI Certificate		3,356,979	3,356,979	3,485,536	3,485,536
Debt—	Medium-Term Notes	2,603,753	2,603,753	2,103,925	2,103,925
	Mandatorily redeemable preferred membership interest	408,116	408,116	—	—
	Variable Funding Notes	65,000	65,000	567,017	567,017

8.     RELATED PARTY TRANSACTIONS

  The Company has entered into an Administration Agreement with VMS, which has agreed to perform various administrative duties under the indenture and related agreements pursuant to which the Company's outstanding indebtedness has been issued, including the preparation and delivery of reports, notices, documents and other information that the Company is required to deliver or make available under the indenture. In addition, VMS has agreed to perform other activities in connection with the Company's assets so long as those activities are reasonably within its capability. VMS, as administrator, has agreed to indemnify and hold the Company harmless for losses or damages arising from acts, omissions or alleged acts or omissions of VMS, as administrator, other than acts, omissions or alleged acts or omissions that constitute bad faith, negligence or willful misconduct by the Company. VMS is not permitted to resign as administrator under the Administration Agreement, and the Administration Agreement will not terminate, until the termination of the indenture and the payment in full of all notes. VMS, as administrator, is entitled to receive a monthly fee for its services in an amount equal to 0.01% per annum of our assets.

  VMS also acts as a servicer of the leases, vehicles and fleet management receivables owned by DLPT and allocated to the Company's SUBIs pursuant to a Servicing Agreement. VMS is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI.

  The administrator and service fee the Company paid to VMS for the years ended December 31, 2003 through 2001 were $6.9 million, $7.2 million and $6.7 million, respectively, included in service fees to related party on the Company's Statements of Income.

  As of December 31, 2003, Raven has contributed to the Company two demand notes totaling $25.8 million. VMS executed the demand notes payable to Raven. Subsequently, Raven contributed the notes to the Company. The contribution by Raven and the related notes receivable are shown in the Statements of Members' Equity (See note 6—Note Receivable From Common Member).

9.     INCOME TAXES

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

  As of December 31, 2003, the Company had state net operating loss carryforwards of approximately $445 million, which primarily expire between 2008 and 2023.

  The Company determines its deferred tax provision under the liability method, whereby deferred tax liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities, and their reported amounts using presently enacted tax rates. Following are the components of the state tax provision (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current	$896	$152	$1,904
Deferred	812	1,964	552

Provision for income taxes	$1,708	$2,116	$2,456

  Deferred income tax assets and liabilities are comprised of (in thousands):

	As of December 31,
	2003	2002
Deferred income taxes assets
Accrued liabilities and deferred income	$111	$123
State net operating losses	4,453	—
Provision for doubtful accounts	21	21

Deferred income taxes assets	4,585	144

Deferred income tax liability
Depreciation and amortization	13,122	7,869
Other	—	—

Deferred income tax liability	13,122	7,869

Net deferred income tax liability	$8,537	$7,725

  The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	2.6%	2.5%	2.5%
Income taxed directly to partners	(35.0%)	(35.0%)	(35.0%)

	2.6%	2.5%	2.5%

10.   COMMITMENTS AND CONTINGENCIES

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

* * * *

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Formation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
3.2	Certificate of Amendment to Certificate of Formation of the Company, dated April 25, 2002, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-3 (File No. 333-87568) filed with the Securities and Exchange Commission on May 3, 2002.
3.3	Certificate of Amendment to Certificate of Formation of the Company, dated June 24, 2002, incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
3.4	Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 1999, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
3.5	First Amendment, dated as of April 25, 2002, to the Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 1999, incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-3 (File No. 333-87568) filed with the Securities and Exchange Commission on May 3, 2002.
3.6	Second Amendment, dated as of June 18, 2003, to the Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 1999, incorporated by reference to Exhibit 3.6 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
3.7	Third Amendment, dated as of August 14, 2003, to the Amended and Restated Limited Liability Company Agreement of the Company, dated as of October 28, 1999, incorporated by reference to Exhibit 3.7 of the Company's Registration Statement on Form S-3 (File No. 333-109007) filed with the Securities and Exchange Commission on September 22, 2003.
4.1	Base Indenture, dated as of June 30, 1999, between the Company and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
4.2	Supplemental Indenture No. 1, dated as of October 28, 1999, between the Company and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) to the Base Indenture dated as of June 30, 1999, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
4.3	Supplemental Indenture No. 2, dated as of May 27, 2003, to the Base Indenture, dated as of June 30, 1999, between the Company and JPMorgan Chase Bank, as Indenture Trustee, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.

4.4	Supplemental Indenture No. 3, dated as of June 18, 2003, to the Base Indenture, dated as of June 30, 1999, between the Company and JPMorgan Chase Bank, as Indenture Trustee, incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
4.5	Supplemental Indenture No. 4, dated as of July 31, 2003, to the Base Indenture, dated as of June 30, 1999, between the Company and JPMorgan Chase Bank, as Indenture Trustee, incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
4.6	Series 2003-2 Indenture Supplement between the Company and JPMorgan Chase Bank, as Indenture Trustee.
4.7	Form of Series 2003-2 Notes (included in Exhibit 4.6).
4.8	Series 2003-1 Indenture Supplement between the Company and JPMorgan Chase Bank, as Indenture Trustee, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003.
4.9	Form of Series 2003-1 Notes (included in Exhibit 4.8).
4.10	Series 2002-2 Indenture Supplement between the Company and JPMorgan Chase Bank, as Indenture Trustee, incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2003.
4.11	Form of Series 2002-2 Notes (included in Exhibit 4.10).
4.12	Series 2002-1 Indenture Supplement between the Company and JPMorgan Chase Bank, as Indenture Trustee, incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2003.
4.13	Form of Series 2002-1 Notes (included in Exhibit 4.12).
4.14	Series 2001-1 Indenture Supplement between the Company and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.
4.15	Form of Series 2001-1 Notes (included in Exhibit 4.14).
4.16	Series 1999-3 Indenture Supplement among the Company, PHH Vehicle Management Services, LLC, as Administrator, certain CP Conduit Purchasers, certain APA Banks, certain Funding Agents and JPMorgn Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent and Indenture Trustee, incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.
4.17	Form of Series 1999-3 Notes (included in Exhibit 4.16).
10.1	Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee, incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.

10.2	Amendment No. 1, dated as of June 18, 2003, to the Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee, incorporated by reference to Exhibit 3.8 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.3	Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.4	Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.5	Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
10.6	Amendment No. 1, dated as of June 18, 2003, to Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Services, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.7	Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
10.8	Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.9	Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.

10.10	Transfer Agreement, dated as of June 30, 1999, between Raven Funding LLC and the Company, incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.11	Amendment No. 1, dated as of June 30, 1999, to the Transfer Agreement, dated as of June 30, 1999, between Raven Funding LLC and the Company, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.12	Administration Agreement, dated as of June 30, 1999, by and among PHH Vehicle Management Services, LLC, as Administrator, the Company, Raven Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.13	Amendment No. 1, dated as of October 28, 1999, to the Administration Agreement dated as of June 30, 1999, by and among PHH Vehicle Management Services, LLC, as Administrator, the Company, Raven Funding LLC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Indenture Trustee, incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.14	Management Agreement, dated as of June 30, 1999, by and among Global Securitization Services LLC, the Company and PHH Vehicle Management Services, LLC, incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
10.15	Guarantee of PHH Corporation dated as of October 25, 2001, incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.
10.16	Guarantee of Avis Group Holdings, Inc. (formerly known as Avis Rent-A-Car, Inc.), dated October 28, 1999, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on July 10, 2001.
10.17	Guaranty of D.L. Peterson Trust, dated June 18, 2003, incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.18	Asset Sale Agreement, dated as of June 30, 1999, among PHH Vehicle Management Services, LLC, PHH PersonalLease Corporation and Raven Funding LLC, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
10.19	Receivable Purchase Agreement, dated as of June 30, 1999, by and between Raven Funding LLC and PHH Vehicle Management Services, LLC, incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.

10.20	Contribution Agreement, dated as of June 30, 1999, between Raven Funding LLC and D.L. Peterson Trust, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
10.21	Security Agreement, dated as of June 18, 2003, between D.L. Peterson Trust and JPMorgan Chase Bank, as indenture trustee, incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
10.22	Nominee Lienholder Agreement, dated as of June 18, 2003, between Raven Funding LLC and JPMorgan Chase Bank, as indenture trustee, incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-3 (File No. 333-103678) filed with the Securities and Exchange Commission on August 1, 2003.
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Chesapeake Funding LLC
TABLE OF CONTENTS
CHESAPEAKE FUNDING LLC
PART I
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Delinquency Experience
Loss and Recovery Experience
Residual Value Loss Experience
Conversions of Floating Rate Leases to Fixed Rate Leases
Fleet Management Receivable Billing Experience
Characteristics of Leases Allocated to Lease SUBI
Composition of Leases
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
Chesapeake Funding LLC STATEMENTS OF INCOME (in thousands)
Chesapeake Funding LLC BALANCE SHEETS (in thousands)
Chesapeake Funding LLC STATEMENTS OF CASH FLOWS (in thousands)
Chesapeake Funding LLC STATEMENTS OF MEMBERS' EQUITY (in thousands)
Chesapeake Funding LLC NOTES TO FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)
EXHIBIT INDEX