Form 10-Q
period 2004-03-31
CHESAPEAKE FUNDING LLC
filed 2004-05-14
CIK 1117392

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☒

Chesapeake Funding LLC

Table of Contents

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Condensed Statements of Income for the Three Months Ended March 31, 2004 and 2003	2
	Condensed Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	4
	Notes to Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures	14

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Chesapeake Funding LLC
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended March 31,
	2004	2003
Income:
Income from investment in related party special unit of beneficial interest in leases	$28,754	$34,025

Expenses:
Interest expense	12,330	12,527
Interest expense on mandatorily redeemable preferred membership interests	5,273	—
Service fees to related party	1,737	1,781

Total expenses	19,340	14,308

Operating income	9,414	19,717
Interest income	577	782

Income before income taxes	9,991	20,499
Income tax provision	258	512

Net income	$9,733	$19,987

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
CONDENSED BALANCE SHEETS
(In thousands)

	March 31, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$124,131	$182,699
Restricted cash	82,967	87,477
Income tax receivable	—	210
Special unit of beneficial interest in fleet receivables (related party)	98,853	91,521
Other assets	23,346	26,495
Special unit of beneficial interest in leases (related party)	3,366,569	3,356,979

Total assets	$3,695,866	$3,745,381

Liabilities and members' equity
Liabilities:
Accrued interest and income taxes payable	$4,239	$4,094
Deferred income taxes	8,537	8,537
Medium-term notes	2,412,263	2,603,753
Mandatorily redeemable preferred membership interests	408,116	408,116
Variable funding notes	195,000	65,000

Total liabilities	3,028,155	3,089,500

Members' equity:
Common membership interests, no par value	398,335	396,238
Note receivable from common member	(25,830)	(25,830)
Retained earnings	295,206	285,473

Total members' equity	667,711	655,881

Total liabilities and members' equity	$3,695,866	$3,745,381

See Notes to Condensed Financial Statements.

Chesapeake Funding LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$9,733	$19,987
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1,428	1,607
Net losses (gains) on interest rate cap	1,192	(439)
Net changes in other assets and liabilities:
Accrued interest and income taxes payable	145	232
Income tax receivable	210	415
Other assets	529	(45)

Net cash provided by operating activities	13,237	21,757

Investing Activities
Decrease in restricted cash	4,510	8,985
Decrease (increase) in special unit of beneficial interest in leases (related party)	(9,590)	45,951
Increase in special unit of beneficial interest in fleet receivables (related party)	(7,332)	—

Net cash provided by (used in) investing activities	(12,412)	54,936

Financing Activities
Payment of deferred financing fees	—	(40)
Payment of preferred membership interests	—	(38,713)
Capital contribution from (distribution to) common member	2,097	(75,212)
Preferred membership interests dividends paid	—	(2,454)
Proceeds from issuance of variable funding notes	130,000	140,000
Payment of medium-term notes	(191,490)	(119,678)

Net cash used in financing activities	(59,393)	(96,097)

Net decrease in cash and cash equivalents	(58,568)	(19,404)
Cash and cash equivalents, beginning of period	182,699	165,549

Cash and cash equivalents, end of period	$124,131	$146,145

Supplemental disclosures of cash flow information:
Interest on notes and dividends on preferred membership interests paid	$9,813	$13,633

Interest on mandatorily redeemable preferred membership interests paid	$5,292	$—

Income taxes paid, net of refunds	$1	$—

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

  In presenting the financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. DLPT has historically recorded depreciation expense on a portion of its leased vehicle portfolio in accordance with industry practices whereby the carrying value of the vehicles would reflect the terms of the underlying lease transaction. Beginning in second quarter 2004, DLPT plans to use a different method of recording depreciation expense. Under the new method, the depreciation expense that is recorded by DLPT in the earlier part of the lease term will be greater than what would have been recorded during such period under DLPT's existing method. The Company recognizes revenue (income from investment in related party special unit of beneficial interest in leases) as DLPT recognizes income on its lease portfolio. Although the differences between applying the two depreciation methods is currently under review by DLPT, the Company does not believe that the difference in methods would have been material to its results of operations or financial position for any prior period. In management's opinion, the Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

  The Condensed Financial Statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K filed on March 10, 2004.

2.     Debt

  During the three months ended March 31, 2004, the Company made principal payments of $102.4 million and $89.1 million to the holders of its series 2001-1 Class A-1 medium-term notes and series 2002-1 Class A-1 medium-term notes, respectively.

  During the three months ended March 31, 2004, the Company made drawdowns increasing the outstanding principal amount of its series 1999-3 variable funding notes by an aggregate of $130 million. As of March 31, 2004, the Company's series 1999-3 variable funding notes had a weighted average interest rate of approximately 1.56%. The series 1999-3 variable funding notes are renewable annually for an indefinite period if the Company and the multi-seller commercial paper conduits agree to do so. The principal amount of the series 1999-3 variable funding notes will begin to amortize when the notes are not renewed.

3.     Related Party Transactions

  The Company has entered into an Administration Agreement with VMS which has agreed to perform various administrative duties under the indenture and related agreements pursuant to which the Company's outstanding indebtedness has been issued, including the preparation and delivery of reports, notices, documents and other information that the Company is required to deliver or make available under the indenture. VMS, as administrator, is entitled to receive a monthly fee for its services in an amount equal to 0.01% per annum of the Company's assets. VMS also acts as a servicer of the leases, vehicles and fleet management receivables owned by DLPT and allocated to the Company's SUBIs pursuant to a Servicing Agreement. VMS is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI.

  The administration and servicing fees the Company paid to VMS for the three months ended March 31, 2004 and 2003 totaled $1.7 million and are included in service fees to related party on the Company's Statements of Income.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004. Unless otherwise noted, all dollar amounts are in thousands.

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

Income from investment in related party special unit of beneficial interest in leases for the three months ended March 31, 2004 decreased by $5.3 million compared to the corresponding period in 2003. Such decrease resulted primarily from declines in the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based. Interest expense for the three months ended March 31, 2004 decreased by $.2 million as a result of decreases in commercial paper rates and LIBOR (the rates at which our floating rate debt accrues interest). Interest expense on mandatorily redeemable preferred membership interest increased $5.3 million as a result of the adoption of Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"). Before adoption of this standard, dividends on preferred membership interests were recorded as equity distributions. Operating income for the three months ended March 31, 2004 decreased by $10.3 million compared to the corresponding period in 2003, primarily as a result of (i) the treatment of preferred membership dividends as interest expense under SFAS No. 150 and (ii) the fact that the floating rate indices on which interest billings under the leases allocated to the Lease SUBI are based declined more than the rates at which our floating rate debt accrues interest.

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

Delinquency Experience

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the three months ended March 31, 2004 and 2003. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Three Months Ended March 31,
	2004	2003
Percentage of billings delinquent (1)(2):
30-59 days	0.59%	0.48%
60 days or more	2.61%	2.83%

Total 30 or more days delinquent	3.20%	3.31%

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

Total delinquencies for the three months ended March 31, 2004 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days increased slightly, but remained well within the range of historical levels. Management is not aware of any factors, which would negatively impact delinquencies for the remainder of 2004 beyond historical levels.

Loss and Recovery Experience

The following table sets forth loss and recovery data with respect to VMS' leases and fleet management receivables for the three months ended March 31, 2004 and 2003. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Three Months Ended March 31,
	2004	2003
Ending dollar amount of leases (1)	$3,366,569	$3,439,585

Total billings for period	$561,417	$565,987

Gross losses (2)	120	93
Recoveries (3)	(87)	8

Net losses	$33	$101

Net losses as a percentage of ending dollar amount of leases	0.00%	0.00%
Net losses as a percentage of total billings for period	0.01%	0.02%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of total billings decreased during the three months ended March 31, 2004 compared to the corresponding period in 2003 due to higher recoveries from previous losses.

Gross losses with respect to bankrupt obligors generally are not recognized by VMS until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations with respect to fleet management receivables. Losses are charged against previously established accounts receivable reserves. Reserve adequacy for the purposes of VMS' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the income statement at that time. The principal amount outstanding under all leases where the related vehicles are repossessed was immaterial for the three months ended March 31, 2004 and 2003.

Residual Value Loss Experience

The following table sets forth residual value loss performance data for VMS' closed-end leases for the three months ended March 31, 2004 and 2003. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Three Months Ended March 31,
	2004	2003
Total number of closed-end leases scheduled to terminate	836	1,391
Number of sold vehicles	675	1,034
Full termination ratio (1)	80.74%	74.34%
Total loss on sold vehicles (2)	$(13)	$(151)
Average loss per sold vehicles (3)	$(19)	$(146)
Loss as a percentage of stated residual values of sold vehicles (4)	(0.22%)	(1.71%)

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

Total residual value losses decreased $138 during the three months ended March 31, 2004 compared to the corresponding period in 2003. For the same period, the total number of vehicles sold decreased by 35% compared to the corresponding period in 2003. The average loss per vehicle sold decreased $127 per unit compared to the corresponding period in 2003 as a result of higher values realized on vehicles sold in the marketplace.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases during the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Dollar amount of conversions for period (1)	$223	$—
Ending dollar amount of leases (2)	3,366,569	3,439,585
Conversions as a percentage of ending dollar amount of leases	0.01%	0.00%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Conversion of floating rate leases to fixed rate leases are at the discretion of the client. Management believes that the low amount of conversions in the three months ended March 31, 2004 is due to the clients' perception that floating rates will not increase materially from current levels in the near term.

Fleet Management Receivable Billing Experience

The following tables set forth data for VMS' aggregate billings of fleet management receivables. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Three Months Ended March 31,
	2004	2003
Aggregate billings	$231,619	$215,381
Average monthly billings	77,206	71,794
Maximum monthly billings	83,518	76,880
Minimum monthly billings	71,665	66,628

Aggregate fleet management receivable billings increased in the three months ended March 31, 2004 compared to the corresponding period in 2003 primarily due to an increase in billings for fuel and maintenance and for customer-owned vehicles, which are purchased directly for the customer's account.

The information set forth in the following table with respect to billings for fleet management receivables for the years ended December 31, 2003 through December 31, 1999, has been revised to eliminate certain customer charges and credits that do not meet the criteria to be included in the billing statistics related to fleet management receivables. The information is presented on a basis consistent with the information presented in the above table for the three months ended March 31, 2004 and 2003.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Aggregate billings	$915,318	$876,290	$1,012,080	$852,470	$769,983
Average monthly billings	76,277	73,024	84,340	71,039	64,165
Maximum monthly billings	89,707	84,189	106,661	79,893	70,686
Minimum monthly billings	66,628	56,124	69,804	61,194	55,120

Aggregate fleet management receivable billings increased to $915 million for 2003 compared to $876 million for 2002. The primary factor for this increase was an increase in fuel and maintenance billings partially offset by a decrease in billings for company-owned vehicles, which are purchased directly for customers.

Characteristics of Leases Allocated to Lease SUBI

The following tables contain certain statistical information relating to the leases allocated to the Lease SUBI as of March 18, 2004 (the last Lease SUBI monthly reporting period cutoff date during the first quarter of 2004). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $130.7 million as of that date because such vehicles were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases
Aggregate unit balance of leases	$3,074,592,852.11
Number of leases	209,208
Average unit balance	$14,696.34
Range of unit balances	$3.50 to $1,030,310.38
Aggregate unit balance of open-end leases	$2,978,578,285.74
Aggregate unit balance of floating rate leases	$2,398,457,077.20
Aggregate lease balance of CP rate index floating rate leases*	$2,251,821,655.76
Weighted average spread over CP rate	0.336%
Range of spreads over CP rate	0.000% to 3.000%
Aggregate unit balance of floating rate leases indexed to floating rates other than CP rate	$146,635,421.44
Aggregate unit balance of fixed rate leases	$676,135,774.91
Weighted average fixed rate	4.319%
Range of fixed rates	0.000% to 45.372%
Weighted average original lease term	61.69
Range of original lease terms	3 to 132 months
Weighted average remaining term	41.21
Range of remaining terms	0 to 119 months
Aggregate unit balance of closed-end leases	$96,014,566.37
Average unit balance of closed-end leases	$15,830.93
Range of unit balances of closed-end leases	$214.43 to $434,734.85
Average stated residual value of leased vehicles	$9,040.91

Note: Dollar amounts are in whole amounts

*
The CP Rate Index Floating Rate Leases are floating rate leases allocated to the Lease SUBI, the floating rate of which is typically based on either the rate on commercial paper set forth in Statistical Release H.15 (519), "Selected Interest Rates" published by the Board of Governors of the Federal Reserve System or the interest rates at which PHH Corporation issues its own commercial paper.

As of March 18, 2004, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $143.9 million, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $527.8 million and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $819.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As previously discussed in our 2003 Annual Report on Form 10-K, we use interest rate caps to manage and reduce the interest rate risk related specifically to our asset-backed debt. Interest rate risk is our only market exposure. We do not engage in trading, market-making, or other speculative activities in the derivatives markets. We assess our interest rate risk based on changes in the interest rates utilizing a sensitivity analysis, which measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our asset-backed debt and interest rate caps. We used March 31, 2004 interest rates to perform a sensitivity analysis. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Date: May 14, 2004

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

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K